Form 10KSB
period 2006-12-31
Utilicraft Aerospace Industries, Inc.
filed 2007-04-27
CIK 1334740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___ to ____

Commission File Number 333-128758

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	20-1990623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7339 Paeso Del Volcan
Albuquerque, New Mexico	87121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (866) 843-1348

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $13,464,656 as of April 9, 2007.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 214,825,989 common shares, no par value, outstanding as of April 5, 2007.

Documents Incorporated By Reference:   None.

Transitional Small Business Disclosure Format (check one):   Yes  ☐  No  ☒

PART 1

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

Development of Utilicraft Aerospace Industries, Inc.

Utilicraft Aerospace Industries, Inc. is a Nevada corporation that was incorporated on December 10, 2004.  The Company was formed to effect a reorganization (the “Reorganization”) of American Utilicraft Corporation (“AMUC”).  The Reorganization was deemed necessary by the AMUC Board of Directors because they concluded that the business of AMUC could not be continued by the corporation in its current form due to its inability to facilitate significant investment to satisfy capital requirements for bringing its products to market.  Among other things, delinquencies and deficiencies in its public filings under federal securities laws and certain pending litigation were reasons AMUC was unable to facilitate significant investment necessary to fund continuing operations.  Upon formation, the Company:  (1) obtained from John Dupont, assignments of patent rights for the design of the FF-1080-300 aircraft, the method patent for the Express Turn-Around (ETA) electronic freight tracking system and for the Automated Flat Rate System (AFRS); (2) entered into separate employment agreements with John Dupont, Darby Boland, John Dapogny and Karen Shoemaker; (3) entered into lease agreements for facilities for use in its business operations, including a sublease (which has since been terminated) from AMUC of facilities located at 554 Briscoe Blvd., Lawrenceville, Georgia (formerly AMUC headquarters); and (4) recognized and resolved to honor deferred compensation obligations of AMUC to its officers in the amount of $1,892,108 to effect the Reorganization of AMUC.  In connection with the Reorganization, the Company has also paid an aggregate of approximately $1,095,077 to AMUC or its creditors and assumed debt owed by AMUC to an officer of the Company aggregating approximately $532,000.  AMUC applied approximately $46,499 of the proceeds from UAI toward settlement of certain obligations to persons who serve as officers/directors of the Company, who also served AMUC as officers/directors. The settled AMUC obligations to such officers/directors included payroll obligations totaling approximately $36,224 paid to Messrs Dupont, Boland and Dapogny, approximately $775 in accounts payable paid to Darby Boland, repayment of $7,000 of personal loans from John Dupont to AMUC, approximately $1,500 paid to John Dupont in reimbursement for travel expenses, and a $1,000 payment to Mr. Dupont for research and development services.

As part of the Reorganization, the Company also received preliminary letter agreements from Global Aircraft Group and WSI Hong Kong Ltd. (“WSI”), agreeing that they would enter into contracts with the Company for the purchase of aircraft on substantially the same terms as those between them and AMUC.  AMUC was in default on those contracts because it was unable to meet development and production deadlines for the delivery of aircraft, which comprised material breaches as disclosed in AMUC’s Form 8-K filed December 16, 2004.  Because of delays in arranging funding, the Company never finalized agreements with either Global or WSI.

To effect the Reorganization, the Company executed a Reorganization Agreement with AMUC pursuant to which it issued 111,444,769 shares of its common stock to AMUC to be distributed as a share dividend to AMUC shareholders on a share-for-share basis.  AMUC declared a dividend of the shares of the Company’s common stock to its shareholders on September 22, 2005.  Pursuant to the terms of the Reorganization Agreement the Company also issued warrants (the “UAI Warrants”) exercisable for the purchase of

17,287,664 shares of our common stock to holders of AMUC issued warrants (the “AMUC Warrants”) for the purchase of 17,287,664 shares of AMUC common stock, in the same proportion and on the same terms as the AMUC Warrants, except that any cashless exercise rights in the AMUC Warrants were not granted in connection with the UAI Warrants.  As a result of the Reorganization, AMUC is currently essentially a “shell” company, with no business and limited assets. Mr. Dupont executed the Reorganization Agreement in his capacity as President on behalf of the Company, and  Mr. Boland executed the Reorganization Agreement in his capacity as an officer of AMUC on behalf of AMUC.

The reorganization could be characterized as a chain of transactions designed to effect an unregistered distribution of the Company’s shares that would not qualify for an exemption under the Securities Act, which may subject the Company to private or regulatory liabilities.  The Company considers the prospects of liability remote, in that there was no consideration paid for the dividended shares, and it promptly took steps to register an offering of such shares for resale.  Though the Company contends there are exemptions available for the AMUC dividend, in the event that state or federal securities regulators pursue enforcement actions the Company may be limited in its ability to effect securities offerings or obtain financing in the future.

Pursuant to the Reorganization, the Company’s officers entered into employment agreements with the Company, which are incorporated as Exhibits to this Registration Statement, and the Company assumed the obligation to pay them compensation deferred on AMUC’s books (see “EXECUTIVE COMPENSATION” section) as well as AMUC’s debt to John Dupont (see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section).  John Dupont and Darby Boland each also received 10,000,000 shares of stock in the Company for services rendered and their agreement to serve as a directors of the Company.

At the time of the Reorganization, AMUC was party to litigation concerning the exercise of warrants issued to an underwriter in its 2001 securities offering styled Schwartz Private Equity Group, LLC v. American Utilicraft Corp., State Court of Fulton County Georgia No. 04VS074071A.  Schwartz claims that it was entitled to exercise warrants for AMUC shares during 2002 and 2003, but was refused; Schwartz provided notice that it would exercise warrants but never tendered payments therefor.  Since AMUC answered Schwartz’ original petition, Schwartz has not pursued the litigation, and there are no outstanding discovery requests or scheduling orders.

Business Overview

The Company is engaged in the development and marketing of a freight forwarding aircraft, and certain information systems relating to the operation and function of the aircraft and freight management.  The goal of the Company is to implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.

The result of the Company’s efforts and research and development is a complete system for transporting air freight, centered around a new air vehicle specifically designed for medium range route segments, the FF-1080-300 Freight Feeder aircraft (the “FF-1080-300”).  The FF-1080-300 is designed to be capable of economically carrying standard industry air containers on short-to-medium range/medium density routes from airports with runways as short as 3,500 feet.

The Company has obtained assignment of rights to three (3) U.S. patents from one of the Company’s founders, John Dupont.  One patent is for the design of the FF-1080-300 aircraft.  Another is a method patent that incorporates the design in an integrated air cargo information system for the freight feed market, the Express Turn-Around (ETA) electronic freight tracking system.  The third patent is for the Automated Flat Rate System (AFRS). The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment.  The AFRS system reduces pilot workload and assures that the FF-1080-300 is operated with optimal fuel efficiency.

The Company has obtained arrangements (sometimes referred to herein as “Risk Sharing Agreements”) with a number of experienced companies that provide aviation products and services necessary for the production of the FF-1080-300.  Most of the Risk Sharing Agreements are informal oral and in some cases preliminary written commitments.  Though we have obtained a definitive written agreement with one supplier, binding written agreements with most of the supply companies have not yet been obtained.  See “Suppliers and Materials” below.  These suppliers will provide, and have provided, products and/or services at no cost or at the manufacturer’s lowest direct costs for both the Pre-Production prototype FF-1080-300 aircraft and the Conformity Aircraft.  With respect to no-cost products, we obtain those on essentially a consignment basis, permitting us to use the products on our aircraft without an up-front payment.  However, if we remove the equipment from the aircraft, we must return such equipment to the manufacturer.  The willingness of these companies to share the risk to bring the FF-1080-300 to market, indicates their belief in the potential of the aircraft and their desire to participate in the program.  The understandings reached with these companies have enhanced the technical capability and operational value of the FF-1080-300, as well as assured the success of the development and production program.

Our Products

The FF-1080-300 is designed to be capable of economically carrying standard industry air containers on short-to-medium range/medium-density routes from feeder airports with runways as short as 3,500 feet, opening up thousands of additional airports in gear, turboprop aircraft specifically designed as a commercial utility air-freight transport system using off-the-shelf systems and design standards.  The FF-1080-300 is designed to satisfy an industry-recognized need to cost-effectively feed containerized air cargo to the major hubs of the scheduled passenger carriers and the overnight express airlines.  The aircraft is also designed for Short Take-Off and Landing (STOL) capability.  This feature would make the FF-1080-300 the only short-haul, heavy-lift containerized feeder aircraft capable of cost-effectively transporting ten revenue (air freight) tons over 1,000 miles, or eight tons over 1,500 miles, from airfields with less than 3,500 feet of runway, expanding air cargo capacity to many smaller cities and airports worldwide.

The Company has obtained assignment of patent rights to an integrated air cargo electronic information system for the freight feed market, the “Express Turn-Around” (ETA) electronic freight tracking system.  Embodied in the design of the FF-1080-300, the ETA is a completely automatic freight management and control system.  This patented system, which integrates currently available components, automatically accumulates and transmits real-time information on cargo handled by the aircraft to the carrier’s aircraft dispatch and freight management center.  The cargo containers (LD-3’s and various main deck containers) are identified by bar codes on the side of the container.  The codes are read by bar code readers installed on both sides of each cargo door as the containers are moved on and off the FF-1080-300 aircraft.  As the containers are loaded, they are automatically weighed.  The identification and weight of individual containers are stored in a portable central processing unit (CPU) located on board the aircraft, which also records and stores each container’s on-load/off-load status, specific aircraft identification, date, time and place by means of the aircraft’s Global Positioning System (GPS) navigation system.  This stored information is transmitted to the operator’s control center by means of a data communications system which transmits automatically.  This management information system reduces station workload at remote locations, allows pre-planning at the hub for rapid freight transfer, provides real time information on specific shipments in the hub feed route segments, and operates without any work or activation by the pilot or ground employees.

The ETA system has not been developed by the Company as of yet for commercial application, and there is no budget for such development.  As time and funding permits, the Company plans to seek assistance from a subcontractor to develop and manufacture the required components at a later date.  We are currently testing equipment provided by AirCell, Inc., a leading manufacturer of air-to-ground communications systems, who has consigned an equipment package to the Company for integration and testing purposes.  AirCell’s Iridium system has been installed in the Company’s test aircraft.

The Company has obtained assignment of patent rights for the Automated Flat Rate System (AFRS).  The AFRS system computes the most economical performance curve for each route segment based on the change in aircraft gross weight on the segment.  The AFRS system reduces pilot workload and assures that the FF-1080-300 is operated with the highest fuel efficiency, which can save fleet operators millions of dollars on an annual basis.  The AFRS is designed to automatically reset the flat engine power rate setting of the engine or engines of an aircraft relevant to the actual operational gross weight prior to flight.  For example, if a fully loaded aircraft has a gross weight of 68,000 lbs., and requires 4,200 shaft horse power (SHP) per each of its two engines, the AFRS will set the flat rate of both engines at 4,200 SHP.  If, however, on the next flight the aircraft unloads cargo and now only has a operational gross weight of 50,000 lbs., and only requires 3,500 SHP per engine, the AFRS will reset the flat rate to 3,500 SHP per engine prior to flight.  This results in a substantial savings in fuel and less wear and tear on the engines resulting in less maintenance and longer engine life.

The AFRS automatically receives the aircraft weight data from a commercial weight and balance system installed on the aircraft.  The information is digital and is interpreted by the AFRS software. The AFRS also receives temperature and air density digital data from the aircraft air-data system.  The AFRS information for engine operation is displayed to the pilot as a reference bug on the engine instrument panel and guides him as to the necessary settings to maintain the adjusted flat rate.  However, should the pilot need the remaining unused engine the remaining power is available by simply advancing the throttles forward, as in normal flight operation.

The AFRS technology is patented, but there has been no manufacture or commercial application of any product based on the patent.  As time and funding permits, we intend to hire a software development company to integrate the software into other commercially available hardware.  We have not developed a budget for this integration process.  AFRS is not vital to the completion of the aircraft, but once developed may be offered as an option.

The Market

The FF-1080-300 was designed to target the growing distribution requirement for more shipments with in-transit visibility and containerization delivered as close as possible to its end destination.  This market niche includes the freight feed operations of the overnight/two day express airlines, the airline freight feeder market, the world postal services, manufacturing just-in-time inventory and fulfillment, the combination passenger/cargo airlines, and the international airlines.

Our initial target client base consists of international and domestic freight carriers and U.S. passenger airlines seeking to expand their freight services.  The major freight carriers include Federal Express, United Parcel Service, Emery Worldwide, Airborne Express, DHL, and TNT.  The major U.S. passenger airlines include American Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, Southwest Airlines, United Airlines and US Air.

Our secondary target market includes major international passenger airlines seeking to expand freight operations.  Such airlines would include British Airways, Lufthansa, Japan Airlines, Air France, All Nippon Airways, Alitalia and KLM Royal Dutch Airlines.

We believe that the passenger airlines may eventually purchase FF-1080-300s because of the expanding market opportunities for same-day, overnight, and international cargo services, and to keep their operations viable by removing freight from the scheduled passenger airlines and place such freight in a more cost-effective transport system.  The FF-1080-300 is an appropriately sized freight feeder aircraft for both the hub feeder role and the stand-alone regional express service.

The cargo that the FF-1080-300 is designed to carry is standard industry air containers containing a variety of packages including commercial shipments ranging from e-commerce retailer shipments directly to customers to manufacturing supply chain operations.

The Company believes that the high speed, high frequency, and high volume required by developing distribution system needs will be best accomplished by using the FF-1080-300 aircraft.  The FF-1080-300 is an all-cargo aircraft that is designed specifically for hub-and-spoke cargo operations.  We believe that the FF-1080-300 will contribute to the development of regional hub-and-spoke cargo operations in the same way that passenger turboprop aircraft were used to build the passenger hub-and-spoke systems.  The FF-1080-300 will be able to fly to smaller cities and airports that are located closer to origin/destination points.  The FF-1080-300 is designed to have lower acquisition and operating costs than older generation turboprop aircraft, such as the DeHavilland Dash 8, Aerospatiale ATR 42 and 72, the Saab 340, the Embraer EM 120 and the Dornier 328, while still providing the speed needed to create high-performance, fast-delivery shipping.  Our goal is to provide airlines the critical flexibility needed to move air cargo to more cities, more frequently, in manageable and trackable containerized units.

The Company’s sales and marketing efforts will primarily consist of direct sales initiatives with prospective airline customers and large commercial operations that can influence the sale of aircraft.  The Company’s direct sales efforts will entail the preparation of aircraft route and market analysis, and aircraft cost and benefit analysis, in conjunction with customer airline planning teams.  As customer sales initiatives approach the decision-making stage, the sales effort will focus on the development of sales contracts and aircraft financing support.  The marketing and sales effort also consists of participation in air cargo industry trade shows that include the National Business Aircraft Association (NBAA) Annual Conference, the Regional Airline Association Annual Meeting, the National Defense Industry Association (NDIA) symposia, and other U.S. and international trade shows.  These presentations include a display of the full-scale mockup of the FF-1080-300 and video and graphic presentations of the key features and operating economics of the FF-1080-300.  Upon completion of the preproduction prototype, trade show presentations and customer sales efforts will also include flight demonstrations of the FF-1080-300 and the aircraft’s systems.  Finally, the marketing effort will be supported by advertising and promotional campaigns appearing in premier worldwide airline industry trade publications.  These efforts will emphasize the benefits and features of the FF-1080-300 to air shippers and airline operators as well as to companies and industries in need of multiple-stop Just-In-Time shipping to support their manufacturing supply chains.

Competition

Other companies that build small and intermediate-sized aircraft such as Spain’s CASA, Canada’s DeHavilland, Sweden’s Saab, Germany’s Dornier, and the U.S.’s Beechcraft and Cessna currently have no products that the Company is aware of with comparative features that would directly compete with the FF-1080-300.  Aerospace (France) and British Aerospace, which build larger jet aircraft, also manufacture intermediate-sized passenger aircraft that are often converted for freight, but we believe that such aircraft are too large to pose a threat to our targeted market segment.

Light Aircraft Under 20,000 Pounds

Aircraft in this category, such as the Cessna Caravan 208 and the Dornier 228, are small and cannot accommodate the air cargo industry standard containers.  These planes are more suitable for the non-containerized, overnight small package services in low volume markets.  Federal Express developed a fleet of more than 250 Cessna 208 aircraft since the early 1980s.  Other overnight express operators such as Martinaire, Superior Aviation, AirNet Systems, and Union Flights also fly small fleets of the Cessna 208s, but the majority of the aircraft used by these operators are older corporate executive or passenger commuter aircraft converted into makeshift freighters.  This class of aircraft does not provide enough capacity per departure to meet increasing shipping demand.  Though established manufacturers of light aircraft with greater financial resources and brand name recognition could potentially enter the market and develop products that compete against ours, there has been no indication that they will do so.

Intermediate-Sized Aircraft

Intermediate-sized aircraft such as the DeHavilland Dash 8, Aerospatiale ATR42 and 72, Saab 340, Embraer EM120, Dornier 328 and CASA 235 were specifically designed to haul passengers at high speeds to the major hub airports.  Therefore, their designs cannot be modified to accommodate the features needed in a pure freighter aircraft, such as a larger forward side cargo door, high point-load capable floors, cargo net attachments, and a container roller system, and, as a result, they pose little competitive threat to our market segment.  The new aircraft in this category, the CASA 235, was designed for dual passenger and cargo use.  Although the CASA 235 has a rear ramp door, its heavy aircraft empty weight and slow cruise speed causes a range/payload deficiency in both freight and passenger operations.  There is no cost-effective means to convert any of these existing aircraft into cargo airplanes which is why FAA-compliant cargo modification procedures for these planes have not been developed.  In addition, all of these aircraft are unable to operate from airfields with runways of 3,500 feet or less because they were designed for high-speed takeoffs from long runways.  For these reasons, current owners of fleets of these aircraft are presently exploring placing them in Third-World and developing nations as passenger aircraft and parts (scavenged) aircraft in order to gain some revenue from their use.  Though established manufacturers of intermediate-sized aircraft with greater financial resources and brand name recognition could potentially enter the market and develop products that compete against ours, there has been no indication that they will do so.

Heavy/Large Aircraft

Several freight carriers are using Boeing 717, 727s, 737x, and McDonnell Douglas DC9s for feeder operations.  These aircraft can carry containers, but they are too large and too costly to operate efficiently in a hub feeder role.  These aircraft cannot be used to serve small feeder airports because of landing/takeoff requirements.  They are also not economical to operate on the typical feeder stage length of 250 to 500 miles.  Though established manufacturers of heavy/large aircraft with greater financial resources and brand name recognition could potentially enter the market and develop products that compete against ours, there has been no indication that they will do so.

Used, Out-Of-Production Aircraft

The backbone of the utility/freight feeder fleet to date has been a group of small piston and light turboprop aircraft.  In the mid-1990s, product liability litigation and passenger feeder market demand for much larger turboprop aircraft resulted in the halt of production of most of the popular aircraft used for air cargo operations.  The out-of-production aircraft most commonly used are the smaller Piper Cherokee Six, Piper Aztec, Piper Navajo, Cessna 400 series, the DeHavilland Dash 6 Twin Otter, Beech 99, Beech 1900, and Beech Baron.  Larger aircraft in this category are the Convair 580, Convair 660, the Fairchild F27, Shorts 330, Shorts 360, CASA 212, and the DeHavilland Dash 7.

With every passing year, fewer of these aircraft are available for the utility market due to the increasing fleet age and the difficulty of getting parts and other product support.  Even when spare parts are available, the older designs of these aircraft make them unattractive freight haulers.  They are heavy, fuel-intensive, and prone to breakdowns, grounding planes and stranding cargo.  These pose little real threat to the FF-1080-300 purely from an economic standpoint, because they are too small and too expensive to operate with modern freight handling systems.

New Market Entrants

We are currently unaware of any other companies with programs competing in this niche market.  We have found no evidence of new entrants in the airfreight feeder market, and communications with our potential suppliers and industrial partners have confirmed this observation.  The potential market size can, however, support more than one or two producers of this type of aircraft in the future in a similar way that passenger aircraft demand supports two primary aircraft manufacturers, Boeing and Airbus.

Our patent protection for our aircraft design, the ETA system, and the AFRS system will also help the FF-1080-300 retain a leading market position.

Patents and Trademarks

Our performance and ability to compete depend to a significant degree on our proprietary knowledge.  In 1992, the U.S. Patent and Trademark Office (“PTO”) issued to John Dupont a method patent for the method of transporting cargo using freight feeder aircraft with an automated freight management system.  In 1993, the PTO issued a design patent to Mr. Dupont for the FF-1080 aircraft, a predecessor aircraft to the FF-1080-300.  In 2001, the PTO issued to Mr. Dupont a method patent for the Automatic Flat Rate Setting System for Freight Feeder Aircraft.  John Dupont, President and CEO of the Company, executed assignments (the “Assignments”) on December 10, 2004 assigning all rights to the three (3) aforementioned patents to the Company pursuant to the Dupont Employment Agreement.  Each of the Assignments is for terms beginning on December 10, 2004, and subject to rights of revocation set forth in the Dupont Employment Agreement, ending on the expiration of the underlying patents.  The rights granted under the Assignments are revoked if, except under certain circumstances set forth in the Dupont Employment Agreement, the Company discontinues its start-up efforts, its development of the FF-1080 aircraft, the ETA aircraft freight feeder system, its FAA certification of the FF-1080 aircraft, its aircraft manufacturing business or files for bankruptcy.  Copies of the Assignments and the Dupont Employment Agreement are included as exhibits to the Company’s registration statement.  The method patent for the method of transporting cargo using freight feeder aircraft with an automated freight management system expires February 20, 2011, the design patent for the FF-1080 aircraft expires September 14, 2007, and the patent for the Automatic Flat Rate Setting System for Freight Feeder Aircraft expires May 26, 2020.

We have non-disclosure agreements with all of our employees that provide further protection for our intellectual property.

In consideration of Mr. Dupont’s execution of the Dupont Employment Agreement and the Assignments, the Company entered into a Royalty Agreement (the “Royalty Agreement”) with Mr. Dupont on December 10, 2004.  Pursuant to the Royalty Agreement, the Company has agreed to pay Mr. Dupont royalties in the amount of 3% of the Company’s gross proceeds on all sales of the FF1080-100, FF1080-200, FF1080-300, and FF1080-500, and all variants and/or future versions or other aircraft and/or other products which are covered by the patents underlying the Assignments and/or which utilize the trademarks assigned to the Company by Mr. Dupont.  Such royalties shall be paid on the first two thousand (2,000) aircraft sold by the Company.  The aforementioned royalties are payable in addition to certain royalties provided for in the Dupont Employment Agreement that may be triggered upon termination/non-renewal of the Dupont Employment Agreement.

Suppliers and Materials

We are organized as a system integrator that will enable us to use experienced aviation industry risk-sharing companies that work on specific tasks on an as-needed basis.  As a system integrator we will build our product by putting together components from different suppliers.  As a system integrator, we will be able to devote time and resources to our final product rather than the individual components which will be or have already been developed by subcontractor suppliers.  This approach will give us the flexibility to increase or decrease, as needed, personnel and services based on planned requirements that will result in substantial savings and control of overhead costs.  Subcontracting, or “outsourcing,” is a standard industry practice and is used extensively in the aerospace industry.

We have had discussions with companies that have provided oral commitments (and in  the case of Metalcraft Technologies, Inc., a written commitment), to enter into arrangements with us to produce a pre-production prototype aircraft.  With the exception of our agreement with Metalcraft Technologies, Inc., we have not yet obtained final binding agreements on acceptable terms with the companies who have provided such commitments.  Our intention is to structure these arrangements to provide products and/or services to us on favorable pricing terms for both the pre-production prototype aircraft and the conformity aircraft in exchange for our agreement to continue using these products and/or services in the aircraft we will eventually produce for commercial sale.  We believe the willingness of these companies to share the risk to bring the FF-1080-300 to market and their high degree of interest in participating in the program indicates their belief in the potential of the aircraft.  The understandings reached with these companies have enhanced the technical capability and operational value of the FF-1080-300, as well as assured the success of the development and production program.

We have entered into a Purchase Agreement Dated March 18, 2005, An Aircraft Sub-Assembly Manufacturing Agreement Between Utilicraft Aerospace Industries, Inc. and Metalcraft Technologies, Inc. (the “Metalcraft Agreement’).  Pursuant to the Metalcraft Agreement, we have contracted with Metalcraft Technologies, Inc. of Cedar City, Utah, to build the Forward, Center and Aft fuselage and empennage (tail) assemblies for the FF-1080-300 at their facilities and to provide these subassemblies for the Pre-Production Prototype and Conformity Prototype at a reduced price.  Metalcraft will also provide these assemblies for production aircraft. The Metalcraft Agreement provides that we will include Metalcraft’s assemblies on the FF-1080-300 for a term of 6 years.

Though we are reliant upon Metalcraft for manufacture of a large portion of the FF-1080-300 aircraft, there are numerous other qualified subassembly fabrication and manufacturing companies with necessary experience and FAA certifications, both in the U.S. and in foreign countries that could be utilized if Metalcraft is unable or unwilling to perform under the Metalcraft Agreement. In the event Metalcraft should be unable or unwilling to perform under its agreement, management expects it could find a suitable alternative supplier in 60 days or less.

We plan to subcontract wing assembly production, aircraft completions, e.g., exterior/interior paint, cockpit interior, avionics/electronics, cargo-bay interiors, roller-floor handling systems, and installation of other buyer furnished equipment.  We are currently in discussions with the following potential suppliers of FF-1080-300 components:  Shaw Aero Devices, Inc. (fuel systems), AAR Advanced Structures (cargo roller floors), Thales, Inc. (electrical power systems), Pratt & Whitney (turboprop engines), Hi-Temp Insulation, Inc. (insulation), Securaplane Technologies, Inc. (smoke and fire detection equipment), BF Goodrich Aerospace (air data systems), Lord Corporation (engine mount systems), General Electrodynamics Corporation (weight and balance systems), Hamilton Standard (propellers), IPECO (crew seats), Michelin Aerospace (tires), Dunlop Aerospace (wheel, brake, and landing-gear integration) and M7 Aerospace (wing assemblies).  As of the date of this annual report, we have not begun serious negotiation or reached final agreements with any of the foregoing potential suppliers.  We believe that the participation of these companies would enhance the technical capability and operational value of the FF-1080-300, in addition to contributing to the likelihood of the success of the development and production program.

Dependence on a Few Major Customers

Since the FF-1080-300 is still under development, the Company’s sales and marketing efforts have only yielded preliminary agreements with a few potential customers.  The following is a summary of the current status of our arrangements with potential customers.

We have entered into a Letter of Intent to Purchase One-Hundred (100) FF-1080-300 Aircraft between Benin Airlines SA  (“Benin”) and the Company dated December 2, 2005 (the “Benin LOI”).  The Benin LOI sets forth the preliminary terms of an arrangement between the Company and Benin pursuant to which Benin intends to purchase one hundred FF-1080-300 aircraft and an option to purchase an additional one hundred aircraft.  Benin intends to operate, resell or lease the Aircraft in accordance with an Aircraft Purchase Agreement, Distributorship Agreement, and Aircraft Production Rights Agreement to be negotiated and executed within ninety days of the date of the Benin LOI unless extended by agreement of the parties.  The Aircraft Purchase Agreement, Distributorship Agreement, and Aircraft Production Rights Agreement have not yet been finalized or executed.  The Benin LOI also sets forth the intention of the Company to grant Benin exclusive distributorship rights to market, sell, and support the Africa and specific Middle East markets, including United Arab Emirates, Saudi Arabia, Oman, Qatar, Kuwait, Jordan, Baharain, Lebanon, and excluding any Governments or Nations that are considered hostile to the United States of America.  The exclusive rights of Benin will be protected by negotiation and execution of an Interim Non-Circumvention Agreement detailing the areas of mutual interest of the parties and setting out the rights of each party with respect to marketing and distribution therein.  The Company has further agreed to grant Benin an exclusive right to select final assembly facilities for any aircraft purchased for a period of 25 years.  The Company has further agreed to build and certify an Extended Range (ER) version of the FF-1080-300 aircraft and offer this version to Benin at no extra cost.  The Benin LOI sets the purchase price at $13,500,000 USD per Aircraft delivered, plus applicable taxes, duties and other expenses.  At Benin’s option, the Company will either deliver the Aircraft fully assembled or will deliver subassemblies “kitted” for final assembly at facilities designated by Benin with final cost of assembly of the kitted aircraft to be borne by the Company.  Benin is to be responsible for shipping costs and insuring “kitted” subassemblies.  The Company has agreed to pay a 20% commission to Benin or any sales agent specified by Benin on each delivered Aircraft.  The Benin LOI specifies that delivery schedules are to be negotiated and included in the Aircraft Purchase Agreement.  Benin has agreed to provide the Company with a “good faith” deposit of $5,000,000 USD in the form of a Letter of Credit, to be kept in escrow until the Aircraft are being produced and to be applied to the purchase price as provided for in the Aircraft Purchase Agreement.  The Benin LOI prohibits us from drawing on the Letter of Credit until after we certify to Benin that we have commenced construction of the aircraft covered by the Aircraft Purchase Agreement.  The Benin LOI is also conditioned upon John Dupont and his management team, remaining in majority ownership or control of the Company and the President Director General, and Executive Director of Benin remaining in majority ownership or control of Benin.

As part of the Reorganization, the Company received preliminary letter agreements from Global Aircraft Group and WSI Hong Kong Ltd., agreeing that they would enter into contracts with the Company for the purchase of aircraft on substantially the same terms as those between them and AMUC.  Definitive agreements have not yet been executed.  The preliminary agreements are merely letter agreements that state the intentions and commitments of the parties to enter into similar contracts and agreements with the Company on substantially the same terms and conditions as are reflected in the AMUC contracts and agreements.  The Company has not placed any emphasis on the preliminary agreements yet since there is no assurance that definitive agreements will be reached on terms acceptable to the parties.

Research and Development

The Company is in the final definition stage of the prototype engineering, and computer aerodynamic testing. We have spent $439,753 for engineering, research and development for the period from December 10, 2004 (inception) through December 31 2006. Analytical Models, Inc. (“AMI”) has constructed a digitized and physical wind tunnel model and will commence aeronautical and analytical testing once financing for the balance of $236,096 for such services is arranged.  We expect that AMI will require a deposit of $100,000 to commence testing work, with the balance paid over the test period.  We have also contracted with D3 Technologies, Inc. (“D3”) to provide structural analysis and design integration, some of which will be reliant on completion of AMI’s wind tunnel testing. The services provided by D3 will total approximately $137,750, of which we have already paid $52,563. The balance that will be owed to D3 will be paid out over the remainder of the test cycle.  Upon completion of the work to be performed by AMI and D3, we will have an engineering report on a final Outside Mold Line (the outside surface commonly referred to as the “OML”), and can then conclude prototype construction.  We have an agreement with Metalcraft Technologies, Inc., to build the  prototype fuselage and empennage.  Metalcraft has constructed soft tooling but has delayed further work pending funding at our request.  We are currently negotiating with another manufacturer for prototype and final wing development and fabrication  We also expect to enter into additional contracts with AMI, D3 and others for additional analytical and test work and structural and manufacturing analysis, including a finite stress analysis, in connection with the certification process.

Government Approvals and Regulation

Federal Regulation

We are subject to regulations promulgated by the FAA with respect to safety requirements for and certification of aircraft. The FF-1080-300 prototype is a pre-certified, non-production aircraft that will be built under the regulations for experimental aircraft. The FAA regulates experimental aircraft primarily by a philosophy of protecting the citizens on the ground, rather than by attempting to enforce any particular code of airworthiness on the airplane, such as is done for all FAA “certified” airplanes. An experimental airplane has a set of FAA-issued operating limitations which must be carried in the aircraft when flying, which limit the airplane from doing some things which a certified airplane can do. Such limitations usually include a geographic limit (50 miles from the home airport and away from populated areas, busy airports, and congested airways). Night and instrument flight are usually restricted in the early days of an experimental airplane’s life. As experience is gained and the systems of a new airplane are developed, these limitations are relaxed to allow further expansion and demonstration of the capabilities of the airplane. Certifying the airplane for use in commerce is a different matter, requiring a major engineering effort to show that the airplane complies with the regulations which govern the design and construction of a certified airplane.

The FF-1080-300 is a simple twin-engine, standard configuration, aluminum airframe that requires a low-risk, low-tech FAA certification process. We believe that there are no systems on the aircraft (such as hydraulic, retractable landing gear, assisted/boosted flight controls, cargo cabin pressurization, emergency ejection egress, crash-worthy/fire retardant passenger seats and passenger environmental control systems) that could cause scheduling and approval difficulties with the FAA during the flight test and static-test programs.

We will also be subject to governmental regulations applicable to public companies.

FAA Type Certificate

Type certification is the process that conforms the FF-1080-300 engineering and flight characteristics to FAA requirements.  The type certification process legally enables a U.S. manufacturer to mass-produce its aircraft “type,” insuring that each delivered FF-1080-300 meets identical safety and performance requirements.  The regulations governing an FAA Type Certificate for the FF-1080-300 are contained in Federal Aviation Rules (“FAR”) Part 25.  The FARs require that the manufacturer provide drawings and engineering data for every component of the aircraft.  The engineering data must show precisely what stresses will be imposed on the component during its operational life.  Its capabilities must exceed these stresses by a minimum of fifty percent.  The FF-1080-300 is designed with even greater margins of safety and uses as many proven industry-standard and “off-the-shelf” items as possible for safety, ease of certification and ease of maintenance.  The quality of each component must also be shown to be repeatable during the manufacturing process, and when the Company buys a part from another manufacturer, the part must also be certified by the Company, or qualified under a specific “Technical Standard Order (TSO)” by the FAA.

We plan to execute FAA Part 25 Certification in two phases. Phase I will include the development of the certification plan, filing of the certification application, certification of the detailed production engineering, construction of the static test articles and the conformity aircraft subassemblies, and initial flight tests using the prototype aircraft. Phase II will include final assembly of the conformity aircraft, initiation of limited production of the aircraft, certification flight-testing and receipt of final Part 25 Aircraft Type Certification.

Foreign Laws and Regulations

FAA certification is recognized as the world-wide standard, and many countries, including those in which we are currently working, have bi-lateral agreements coordinating their certification requirements with those in the U.S.  While we recognize the necessity of country-by-country compliance, we expect that meeting FAA certification will permit us to meet or exceed certification requirements in countries without bi-lateral agreements.

We plan to begin the FAA Certification program after completion of the pre-production prototype aircraft. Full FAA Part 25 Certification of the aircraft (completion of both phases of the FAA Certification plan) is expected to take 24 months. Based upon past experience of the Company’s executives, it is the Company’s opinion that this is a reasonable schedule.

EMPLOYEES

As of December 31, 2006, we had a total of six employees, all of which are considered full-time employees.   We also employ outside consultants from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

RISK FACTORS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.  SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE “RISK FACTORS” SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Risks Relating to Our Ability to Continue

Our independent registered public accounting firm’s report, dated April 23, 2007, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006.  The Company has suffered losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Since inception (December 10, 2004) and through December 31, 2006, the Company has a loss from operations of approximately $8,600,000.  The loss is largely attributable to the reorganization costs associated with AMUC and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company’s operations while raising capital to develop a prototype of the aircraft described above.  There can be no assurance that management’s efforts to adequately capitalize the Company will be successful.  In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its goals, its viability as a going concern is uncertain.

Risks Relating to Our Business

The Company has a limited operating history for investors to analyze and draw conclusions regarding our potential future performance.  The Company was formed in December of 2004 and, therefore, has a limited history of operations.  As a result, prospective investors will have little information to use in which to analyze the prior performance of the Company.

Since the Company was incorporated to effect a reorganization (the “Reorganization”) of American Utilicraft Corporation (“AMUC”), it is possible that we may be deemed an “alter ego” of AMUC thereby subjecting the Company to the liabilities of AMUC.  Though the Company acquired no assets of AMUC in connection with the Reorganization and paid debts owed by AMUC to trade and other creditors, it is possible that a claimant may seek to hold us responsible for any outstanding known or unknown AMUC liabilities under an alter ego theory. Facts that could augment an alter ego claim against the Company include the following: (1) the Company and AMUC share the same officers and directors; (2) the Company was created to solve problems in obtaining necessary financing for development and marketing of the Company’s products due to AMUC’s delinquencies and deficiencies in its public filings under federal securities laws and certain pending litigation against AMUC; and (3) the fact that the Company effectively adopted the business of AMUC by virtue of the Reorganization.  AMUC liabilities include not only liabilities that would be apparent from its balance sheet but could also include latent liabilities that could exist or might arise as a result of the fact that AMUC was delinquent and deficient in its reporting obligations.

The distribution of Company shares as part of the reorganization may not qualify for an exemption from the registration requirements of the Securities Act of 1933, and may subject the Company to sanctions.  In order to effect the reorganization, the company issued shares to AMUC, which AMUC then distributed as a dividend to its shareholders.  Although AMUC’s shareholders retained their AMUC shares and gave no additional consideration for their Company shares, the distribution effected by the dividend could be deemed an unregistered distribution that would not qualify for an exemption from the registration requirements of the Securities Act of 1933.  In that case, the Company could be subject to a range of administrative, civil or criminal sanctions from the regulatory bodies of the various states or the Securities and Exchange Commission.  Such sanctions could limit the Company’s ability to engage in future securities offerings or otherwise obtain third-party financing for its activities.  The Company could also be subject to private causes of action for damages or rescission from its shareholders.

The Company is in the development stage and has sustained losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.  Our activities have been primarily directed towards research and development and administrative activities.  The Company may experience many of the problems, delays and expenses encountered by early stage businesses, some of which are beyond the Company’s control.

The Company has incurred losses since formation, resulting in accumulated deficits.  The Company has incurred net losses from operations of approximately $8,600,000 from inception through December 31, 2006.  Because of our losses from operations and our working capital deficiency, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues from the sale of its products sufficient to support expenditures.  There is no assurance that the Company will be able to bring its products to the market, that sales of the Company’s products will ever generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.

Our operating expenses will increase in order to fund product prototype development, completion of the Federal Aviation Administration (“FAA”) certification process, sales and marketing efforts, and increased administrative resources in anticipation of future growth.  We anticipate that over the next three years, we will need approximately $71,000,000 to fund our operating and development expenses, which include the costs of two prototype aircraft, one of which is a conformity aircraft, and the FAA certification process.  In addition, over the next three years we anticipate that we will also need approximately $6,000,000 to undertake planned sales and marketing efforts and approximately $12,000,000 to expand our administrative resources.  Of the amount set forth above, we anticipate that we will require approximately $15,000,000 for prototype construction and administrative expenses during the next 12 months.  We have entered into an Amended Master Financing Agreement (referred to herein as the “PacifiCorp Agreement”) with PacifiCorp Funding Partners Trust (“PacifiCorp”), effective September 12, 2005, under which PacifiCorp has agreed to potentially provide between $40,000,000 and $80,000,000 in financing through the exercise of warrants for purchase of our shares.  We have received $1,195,439 in net proceeds from the PacifiCorp Agreement as of December 31, 2006. The proceeds are from the exercise of warrants for the purchase of 2,502,960 shares that the Company is obligated to issue upon receipt of a validly executed Notice of Exercise but has not issued as of the date of this Annual report. There is no assurance that PacifiCorp will provide the $40,000,000 minimum financing pursuant to the PacifiCorp Agreement.  See discussion of the PacifiCorp Agreement set forth in the “Liquidity and Future Capital Requirements” section below.  We intend to undertake sales and marketing efforts that will consist primarily of direct solicitation of potential customers, participation in air cargo industry trade shows, and advertising and promotional campaigns in airline industry trade publications.  We intend to rely upon subcontractors with engineering, manufacturing and assembly expertise to limit the necessity of increasing our administrative and other skilled personnel; failure or inability of any of these subcontractors to meet the Company’s  development and other needs could have an adverse impact on our ability to timely complete the prototype and commence commercial manufacturing.  We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.

Risks inherent in the manufacturing business could slow growth of the Company.  Risks inherent to our business include, but are not limited to, delays in testing and development of our new products, unexpected high manufacturing and marketing costs, uncertain market acceptance, limited capital and other unforeseen difficulties.  The Company believes we have properly identified the risks in the environment in which we operate and plan to implement strategies to effectively reduce the financial impact of these risks.

The loss of John Dupont (“Dupont”), the founder, president, chief executive officer, and designer of our products, would deprive the Company of valuable contributions from the designer/developer of our products.  We depend heavily on the contributions and efforts of Mr. Dupont who has over 35 years of experience in the aviation industry and has developed and designed our key products, i.e., the FF-1080-300 aircraft, the Express Turn-Around (ETA) electronic freight tracking system, and the Automated Flat Rate System (AFRS).  Rights to the patents on our key products were assigned to the Company pursuant to Mr. Dupont’s Employment Agreement — John J. Dupont (the “Dupont Employment Agreement”) dated December 10, 2004.  His departure would deprive the Company of substantial experience, capability and vision, which we need to successfully complete and market the FF-1080-300 aircraft.  Moreover, the rights to the patents are revoked if, except under certain circumstances, the Company discontinues its start-up efforts, it’s development of the products, its FAA certification of the FF-1080 aircraft, its aircraft manufacturing business or files for bankruptcy.  Under such circumstances the patent rights relating to all of our current key products will transfer back to Mr. Dupont. The Dupont Employment Agreement further provides that in the event it expires without renewal, or is terminated for any reason except one that would cause revocation of the patent assignments, the Company may continue the development, manufacture and sale of the products only subject to the payment to Dupont of royalties equal to three percent (3%) of the gross sales of products. If the aforementioned termination/non-renewal royalty provisions are triggered, such royalties would be payable in addition to 3% royalties due on the first 2,000 aircraft sold by UAI, as provided for in our separate Royalty Agreement with Mr. Dupont.  Our Dupont Employment Agreement provides that he will remain in our employ until December 10, 2009.  However, we have no assurance that

Mr. Dupont will remain in our employ.  We intend to obtain key man insurance on the life of Mr. Dupont.  Furthermore, although the loss of Mr. Dupont would adversely affect our ability to succeed, his employment agreement imposes certain burdens on the Company because it does not obligate him to devote his full time and efforts to the Company until we have obtained “major start-up financing” of approximately $20,000,000.

Mr. Dupont, in his capacity as President and CEO could discontinue start-up efforts of the Company effecting the revocation of the patent assignments for our key products thereby effectively terminating the business operations of the Company. Pursuant to the Dupont Employment Agreement, if the Company shall discontinue start-up efforts, and/or its development of the FF-1080 aircraft and/or the ETA aircraft freight feeder system, and/or its FAA certification of the FF-1080 aircraft, and/or its aircraft manufacturing business, and/or files chapter 11 or 7 bankruptcy, all patents, and all licenses, manufacturing rights, marketing rights, design rights, and rights of any other kind, which may have been granted or assigned to the Company by Dupont, are revoked and Dupont shall be permitted to practice the inventions and associated trademarks and exercise all other intellectual property rights covered by such grants or assignments without interference by the Company, and title to all engineering, engineering drawings, designs and technical data of any type, including, but not limited to, computer-aided design and engineering data and software, shall transfer to Dupont or his heirs or assigns. Loss of such rights would effectively terminate the business of the Company.

Since the Company cannot begin to generate revenues until development of our FF-1080-300 aircraft is completed, management of growth and product development schedules are crucial to the survival of the Company.  If we do not successfully manage future growth, with resulting increases in operating, administrative, financial, accounting and personnel systems, our ability to complete production of the FF-1080-300 aircraft according to our current schedule, may be adversely affected.  We may encounter obstacles such as product supplier delays, design and engineering difficulties, and FAA certification delays or denials, in completing construction of the FF-1080-300 aircraft, which would further delay our ability to begin generating revenue and require us to incur additional expenses.

Our technologies and products are in various stages of development, which could be subject to delays.  The FF-1080-300 aircraft, which will initially be our key product, is still in the developmental stage and has not yet been constructed.  We anticipate that it will be at least two years before the FF-1080-300 is ready to be marketed.  We may experience product design and engineering difficulties as we embark on the construction of what until now has only existed as a paper design.  In particular, the aircraft may fail to meet certain design performance specifications.  We may also experience delays in constructing the FF-1080-300 due to the failure by any manufacturing entity we have contracted with for such purposes.  Finally, the FAA may delay certification of the FF-1080-300 or may determine that it will not grant certification of the FF-1080-300 at all.  Such factors are not within our control.  The occurrence of any of these eventualities would further delay our ability to begin generating revenue and require us to incur additional unplanned expenses which would adversely impact our business.

Most of the other established aerospace companies have greater capital resources, more significant research and development programs and facilities, and greater experience in the production, marketing and distribution of aerospace products than we do.  Although we have not identified any other companies that are producing or are contemplating production of aircraft that we believe would be directly competitive with the FF-1080-300, our ability to compete effectively would be adversely affected if one of the more established companies, such as Boeing and Airbus, that can devote significant resources to the development, sale and marketing of its products attempts to compete with us.

The FF-1080-300 aircraft may not achieve market acceptance due to miscalculations of market demand or profitability of the product.  International and domestic terrorism has greatly impacted the commercial aviation industry, including the freight forwarding business segment.  Concerns of insurers of freight forwarding businesses could have an impact on the market for the FF-1080-300 aircraft.

We may not be able to conclude agreements on satisfactory terms with the manufacturers and suppliers that we need to complete construction of the FF-1080-300 aircraft, which would further delay our ability to begin generating revenue and require us to incur additional expenses.  We currently have risk sharing arrangements with partners who have agreed to provide products and/or services at no cost or at the manufacturer’s lowest direct costs for both the pre-production prototype aircraft and the Conformity Aircraft (i.e. aircraft conformed to FAA requirements).  Although we have received oral and in some cases preliminary written commitments (the “Risk Sharing Agreements”) from various manufacturers and suppliers that we need to complete the construction of the FF-1080-300 aircraft, we may not be able to conclude final binding agreements on acceptable terms with companies that have provided such commitments.  If agreements cannot be concluded on acceptable terms, we could be required to locate alternative FAA-certified sources with capacity sufficient to meet our needs, who can produce subassemblies of acceptable quality, provide acceptable manufacturing yields and deliver products to us on time, which would result in further delays to our production schedule.  Such failure could also require us to spend more than we had anticipated in constructing the FF-1080-300 aircraft, since the preliminary Risk Sharing Agreements anticipate favorable pricing terms.

We have contracted with only one major supplier, Metalcraft Technologies, Inc., to build the Forward, Center and Aft fuselage and empennage assemblies for our FF-1080-300 aircraft.  See “Suppliers and Materials” section below.  If Metalcraft Technologies, Inc. experiences delays in production, it will delay our production schedule given our reliance upon one supplier for such a large percentage of the FF-1080-300 aircraft subassembly components.  Furthermore, in the event that Metalcraft Technologies, Inc. becomes unable to produce the required subassemblies, we would be forced to locate alternative FAA-certified sources with capacity sufficient to meet our needs, who can produce subassemblies of acceptable quality, provide acceptable manufacturing yields and deliver products to us on time, which would result in further delays to our production schedule.

Our success depends significantly upon proprietary technology which may be difficult and costly to protect.  We rely on a combination of patent and trade secret laws, licensing agreements, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights, all of which afford only limited protection.  Our limited ability to protect our intellectual property rights may adversely affect our ability to compete.  We have obtained assignment of a method patent for the method of transporting cargo using freight feeder aircraft with an automated freight management system, which expires February 20, 2011, a design patent for the FF-1080 aircraft, which expires September 14, 2007, and a patent for the Automatic Flat Rate Setting System for Freight Feeder Aircraft, which expires May 26, 2020.  We have nondisclosure agreements with all of our employees.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to infringe aspects of our products or services or to obtain and use information that we regard as proprietary.

We intend to market and sell our products to foreign customers and the Company will be subject to risks inherent in international operations.  Such risks could include work stoppages, transportation delays and interruptions, political instability or conflict between countries in which we may do business, foreign currency fluctuations, economic disruption, the imposition of tariffs and import and export controls, changes in governmental policies (including United States trade policy) and other factors, including other foreign laws and regulations, which could adversely affect our business.  With respect to international sales that are determined in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could increase the effective price of, and reduce demand for, our products relative to competitive products priced in the local currency.  While we have not yet been affected by any of the foregoing, these international trade factors may, under certain circumstances, materially and adversely impact demand for our products or our ability to sell our products in particular countries or deliver our products in a timely manner or at a competitive price, which in turn may have an adverse impact on our relationships with our customers.  Our international sales efforts will be world-wide, and we are developing contacts in India, Africa and Europe.  We will be subject to certification regulations and applicable import restrictions in each country into which we sell aircraft, as are other domestic and international manufacturers.

We currently have only one independent director which limits the board of directors’ ability to assure investors that that decisions are made on a disinterested basis.  Edward F. Eaton is the only independent director currently serving on our board of directors.

The Board of Directors has not established independent audit or compensation committees.  The Company does not have a separately designated standing audit committee.  The functions of an audit committee are currently assumed by our full Board of Directors.  As a result, we do not have a member of our Board of Directors that has been designated as an audit committee “financial expert.”  We also currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005 and 2006, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $354,000, which must be settled as soon as possible with available funds.  There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded, any of which could severely impact the Company’s ability to continue in business.

Risks Relating to Our Current Financing Arrangements

We currently have limited net working capital which is insufficient to meet our anticipated expenses and cash requirements.  Though the Company may receive up to $28,921,068 in proceeds from the exercise of the warrants for the purchase of the 75,869,092 shares outstanding as of December 31, 2006 as set forth below, there can be no assurance that any of the warrants will ever be exercised.  Consequently, we may be unable to fund our anticipated costs and expenses set forth in this annual report.   We anticipate that over the next three years, we will need approximately $89,000,000 to fund our operations.  The PacifiCorp Agreement provides for between $40,000,000 and $80,000,000 in potential financing from the exercise of warrants issued to PacifiCorp pursuant to the PacifiCorp Agreement, but we can provide no assurances that it will be successful in meeting its obligations.  See discussion of the PacifiCorp Agreement set forth in the “Liquidity and Future Capital Requirements” section below.

Efforts to obtain financing through the PacifiCorp Agreement may be insufficient to cover anticipated expenses and cash requirements.  We have entered into an Amended Master Financing Agreement (referred to herein as the “PacifiCorp Agreement”) with PacifiCorp whereby it has agreed to potentially provide a minimum of $40,000,000 and a maximum of $80,000,000 in financing over the course of two years through exercise of warrants to purchase our shares.  The PacifiCorp Agreement provides that PacifiCorp will utilize its best efforts to provide funding but does not obligate PacifiCorp to exercise the warrants provided for therein.  Accordingly, there can be no assurance that we will be able to obtain the minimum financing amount anticipated under the PacifiCorp Agreement.  See discussion of the PacifiCorp Agreement set forth in the “Liquidity and Future Capital Requirements” section below.

Terms of warrants issued under the PacifiCorp Agreement may be renegotiated.  The PacifiCorp Agreement expressly states that the parties reserve the right, without obligation, to renegotiate the terms of exercise of the PacifiCorp warrants, whether as to exercise price or period, in the event of the establishment and based on the condition (price and volume) of a public market for our common stock.  Accordingly, investors should note that there is no assurance that the shares issuable upon exercise of warrants issued under the PacifiCorp Agreement will be issued for the consideration provided for therein once a public market for our common stock is established.

The exercise of outstanding warrants may adversely affect our stock price and stockholders’ percentage ownership.  There are outstanding warrants exercisable for the purchase of up to 75,869,092 shares of our common stock, which includes warrants for the purchase of 57,497,040 shares issued to PacifiCorp.   All of these warrants were issued at exercise prices ranging from $0.10 to $5.00 per share.  In the future, we may grant more warrants or options under stock option plans or otherwise. The exercise of stock options authorized in the future or warrants that are presently outstanding or may be issued in the future will dilute the percentage ownership of our other stockholders.  PacifiCorp’s exercise of warrants, in addition to its ownership of shares under the Master Financing Agreement, could result in its acquiring control of the Company.

In the event that a change of control of the Company should occur, we may be subject to certain consequences under employment agreements with officers of the Company.  In the event of a change in control, pursuant to his employment agreement, if Mr. Dupont is terminated he will be entitled to:  (1) a lump sum payment of ten times the amount of annual salary payable prior to the change in control, and ten times the average amount of bonus payments payable (or projected); (2) allowance of surrender of all outstanding stock options with the price to be determined by taking the difference between the option price and the price of the stock on the date of the change of control or the date of termination, whichever is higher; and (3) all employee benefits in effect and applicable to Dupont on the date of the change of control will be retained and paid by the Corporation for Dupont for a period of two years.  Furthermore, pursuant to their employment agreements, in the event of a change in control, if Darby Boland, Randy Moseley, Thomas Dapogny, Karen Shoemaker, Scott Jacox or Ruben Fragoso are terminated without cause they will each be entitled to a lump sum payment of ten times the amount of annual salary, allowance of surrender of all outstanding stock options (on the same terms as applicable to Dupont set forth above), and employee benefits for a period of two years as well.  Mr. Boland, Mr. Moseley, Mr. Dapogny, Ms. Shoemaker, Mr. Jacox and Mr. Fragoso are officers of the Company.

Our financing efforts remain adversely affected by the current economic environment.  As the Company can currently only survive through capital investment, it is likely that we will have to raise additional capital through exempt private placements of our common stock until and unless a new financing program is implemented that will provide sufficient funding.

The lack of additional capital could force us to substantially curtail or cease operations.  Further, there can be no assurance that any such required capital, if available, will be available on attractive terms or that such terms will not have a significantly dilutive effect on existing shareholders.  The financial statements do not include any adjustments that might result from these uncertainties.

Risks Relating to Our Common Stock

Our stock price is volatile.  The trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in our operating results, announcements of technological innovations or new products by us or our competitors, general conditions in the air freight industry in which we compete and other events or factors. In addition, in recent years, broad stock market indices, in general, and the securities of airplane manufacturing  companies, in particular, have experienced substantial price fluctuations. These broad market fluctuations also may adversely affect the future trading price of our common stock.

Our stock historically has been thinly traded.  Therefore, shareholders may not be able to sell their shares freely.  The volume of trading in our common stock historically has been low and a limited market presently exists for the shares. We have no analyst coverage of our securities. The lack of analyst reports about our stock may make it difficult for potential investors to make decisions about whether to purchase our stock and may make it less likely that investors will purchase our stock. We cannot assure you that our trading volume will increase, or that our historically light trading volume or any trading volume whatsoever will be sustained in the future. Therefore, we cannot assure you that our shareholders will be able to sell their shares of our common stock at the time or at the price that they desire, or at all.

Shares of our common stock being offered for sale by selling shareholders are highly speculative and involve a high degree of risk.  Only those persons able to lose their entire investment should purchase these shares.  Before purchasing any of these shares, you should carefully consider the following factors relating to our business and prospects.  You should also understand that this annual report contains “forward-looking statements.”  See “FORWARD LOOKING STATEMENTS” section for more information.

Our common stock is subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks.  Generally, “penny stock” as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or on NASDAQ that has a market price of less than $5.00 per share.  The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks.  The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell the securities.

The sale of material amounts of our common stock by selling shareholders could reduce the price of our common stock and encourage short sales. Sales of a significant number of shares of our common stock in the public market, or the perception that such sales could occur, could harm the market price of the common stock.

The exercise of outstanding warrants may adversely affect our stock price and shareholders’ percentage ownership.  There are outstanding warrants exercisable for the purchase of up to 75,869,092 shares of our common stock which includes warrants for the purchase of up to 10,030,356 shares registered for resale by our warrant holders in an SB-2 registration, and additional outstanding warrants for the purchase of up to 65,838,736 shares which were not registered for resale in the SB-2 registration.  It should be noted that we will be obligated to issue 2,502,960 shares upon execution of a valid Notice of Exercise of warrants issued to PacifiCorp for funds transferred for exercise of warrants. Though technically unissued as of the date of this annual report, the warrants for the aforementioned 2,502,960 shares are considered exercised for purposes of the numbers in this risk disclosure. Unexercised PacifiCorp warrants account for 57,497,040 of the 65,838,736 warrant shares that were registered for resale in a recent SB-2 registration.  All of these warrants were issued at exercise prices ranging from $0.10 to $5.00 per share.  In the future, we may grant more warrants or options under stock option plans or otherwise.  The exercise of stock options authorized in the future or warrants that are presently outstanding or may be issued in the future will dilute the percentage ownership of our other stockholders.

Our Board of Directors has the right to issue up to 25,000,000 shares of preferred stock and to determine the rights, prices, preferences, privileges, and restrictions, including voting rights, of these shares without the approval of our stockholders.  Any issuance of preferred shares could be used by our current management to delay, defer or prevent a change in management, which may not be in the best interests of the holders of our common stock.

The price at which our common stock may trade is likely to be highly volatile.  The price may fluctuate substantially due to factors such as: actual or anticipated fluctuations in our results of operations; changes in or failure by us to meet securities analysts’ expectations; announcements of technological innovations; introduction of new products by us or our competitors; the terms of new financing arrangements which may be dilutive; and general market conditions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company terminated a sublease agreement with AMUC for its principal office and hangar facility in Lawrenceville, Georgia, and the property has been sold by the owner, terminating AMUC’s lessee liabilities.

The Company has moved operations to the Double Eagle II Airport in Albuquerque, New Mexico.  We have entered into a Ground Lease with the City of Albuquerque for 10 acres located on the Double Eagle II Airport, at a rate of $48,000 per year for the initial five year period and is adjusted each successive five year period throughout the 20 year term based on changes in the fair market value of the land. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five years of the lease, in January 2010.  The abatement results in 100% of the first year’s rent and 50% of the next four years’ rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.

We have also entered into a Hangar Lease with the city, subsequently amended by a First Amendment to the Double Eagle II Airport Hangar Lease (the original Hangar Lease, as Amended is referred to herein as the “Amended Hangar Lease”), which provides for a 14,400 square foot hangar at a rate of $3,600 per month.  The Amended Hangar Lease also provides that we will pay certain fees relating to maintenance, identification badges and refuse containment. The city of Albuquerque has reserved the right to adjust the rent annually in an amount equal to 3% of the previous years rent. The term of the Amended Hangar Lease is month to month, commencing on March 1, 2006.  Separately, we are in negotiations with builders to construct a 30,000 to 40,000 square foot addition to the existing hangar, and to construct a 15,000 square foot attached office facility at our expense to complete the Prototype Assembly Facility.  The property is an industrial park space, with runway access.  We also have plans for a Final Assembly Facility on the lease option property.  The 80,000 sq. ft. hangar-like structure is expected to be designed to support the planned production rate of eight aircraft per month or 96 aircraft per year. The facility is also expected to include 26,000 sq. ft. of office space.  A second 100,000 sq. ft. facility may also be constructed to handle future increased production rates.  We intend to perform the final assembly of all of the FF-1080-300 aircraft in New Mexico. Our Quality Assurance flight testing program will be conducted at the planned facility in New Mexico.  Additionally our customer on-site engineering employees will be housed at this facility as well as the final customer flight test and Final Delivery inspection personnel.

The Company entered into a Lease Agreement with Plaza II Executive Center, Inc. on July 25, 2005. Pursuant to the Lease Agreement the Company leased 1,500 sq. ft. of office space located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico for an initial term of eight (8) months beginning on August 1, 2005 and ending on March 1, 2006. The lease was automatically extended pursuant to its terms to July 31, 2006 and was amended on August 1, 2006 to again extend the term of the lease to July 31, 2007. Pursuant to the amendment, the monthly rent on the extended lease is $2,420 and the lease provides for a minimum $50 monthly support service charge, and a $10 per month, per person, kitchen fee.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceeding.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005 and 2006, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $354,000.  There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.                    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “UITA.” The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Period	High Bid	Low Bid
2005	First Quarter	0.00	0.00
	Second Quarter	0.00	0.00
	Third Quarter	0.00	0.00
	Fourth Quarter	0.00	0.00

2006	First Quarter	0.00	0.00
	Second Quarter	0.00	0.00
	Third Quarter	0.00	0.00
	Fourth Quarter	1.10	0.82

2007	First Quarter	1.00	0.25

As of April 5, 2007, we had approximately 460 active stockholders of record of our common stock pursuant to the records of our transfer agent.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is Signature Stock Transfer, Inc.

DIVIDEND POLICY

We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of Nevada, which provides that dividends are only payable out of retained earnings or if certain minimum ratios of assets to liabilities are satisfied. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SALES OF UNREGISTERED SECURITIES

During fiscal 2006, we issued the following securities which were not registered under the Securities Act of 1933, as amended. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. In addition, we believe the purchasers of the securities are “ accredited investors”  for the purpose of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of the following securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the SEC under the Securities Act:

•     During 2006, we issued 2,502,960 shares of common stock for the exercise of warrants. We received $1,195,439 in net proceeds.

INVESTMENT AGREEMENT WITH EUROPEAN EQUITY GROUP

We entered into an Amended Master Financing Agreement (referred to herein as the “PacifiCorp Agreement”) Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. effective as of September 12, 2005. Pursuant to the terms of the PacifiCorp Agreement, PacifiCorp Funding Partners Trust (“PacifiCorp”), a trust formed under the laws of the Republic of Mauritius has agreed to potentially provide a minimum of $40,000,000 and a maximum of $80,000,000 in financing through the exercise of warrants (the “PacifiCorp Warrants”) granted to PacifiCorp for the purchase of up to 60,000,000 shares of our common stock.  The PacifiCorp Agreement provides that PacifiCorp will utilize its best efforts to provide funding but does not obligate PacifiCorp to exercise any of the PacifiCorp Warrants. The PacifiCorp Warrants consist of (1) warrants for the purchase of 20,000,000 shares of common stock at a price of $0.50 per share, exercisable for a period of 360 days (the exercise period has been extended by the Company to June 30, 2007); (2) warrants for the purchase of 30,000,000 shares of common stock at a price of $1.50 per share, exercisable for a period of 540 days (the exercise period has been extended by the Company to June 30, 2007); and (3) warrants for the purchase of 10,000,000 shares of common stock at a price of $2.50 per share, exercisable for a period of 720 days.  The PacifiCorp Agreement expressly states that the parties reserve the right, without obligation, to renegotiate the terms of exercise of the PacifiCorp Warrants, whether as to exercise price or period, in the event of the establishment and based on the condition (price and volume) of a public market for our common stock. In addition, the Company, John Dupont and Darby Boland collectively agreed to contribute a total of 80,000,000 shares (the “PacifiCorp Shares”) of restricted common stock of the Company to PacifiCorp.  The PacifiCorp Shares consist of 60,584,260 shares newly issued by the Company, 11,660,000 shares contributed and transferred by John Dupont personally, and 7,755,740 shares contributed and transferred by Darby Boland personally.  The PacifiCorp Trustee is entitled to exercise full voting rights relating to the PacifiCorp Shares.  In the event that PacifiCorp fails to exercise PacifiCorp Warrants sufficient to generate the minimum funding (i.e., $40,000,000) provided for in the PacifiCorp Agreement within 540 days (the exercise period has been extended by the Company to June 30, 2007) following execution, PacifiCorp is obligated to return the PacifiCorp Shares and all unexercised PacifiCorp Warrants for cancellation.  Notwithstanding the foregoing obligation, the PacifiCorp Agreement allows for transfer of the PacifiCorp Shares to third parties but provides that any transfer during the period the PacifiCorp Agreement is in effect requires a counter-party signature from an Officer of the Company.  No security interest in the PacifiCorp Shares is reserved pursuant to the PacifiCorp Agreement, and absent any subsequent agreement between the parties with respect to resale of the PacifiCorp shares, the Company retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its obligations.  None of the PacifiCorp Shares or shares to be issued upon exercise of the PacifiCorp Warrants were registered pursuant to the registration statement.

During the year ended December 31, 2006, PacifiCorp transferred net funds totaling $1,195,439 to us for exercise of PacifiCorp Warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share.  Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 of the PacifiCorp Shares to third parties.

We protect our rights with respect to return of the PacifiCorp Shares under the PacifiCorp Agreement (in the event PacifiCorp fails to meet its minimum funding obligation) by maintaining control over the certificates representing PacifiCorp Shares that are registered in the name of PacifiCorp (i.e., the shares that have not been transferred to third parties). While we do not have the right to recover shares sold or pledged by PacifiCorp to third-parties, we do ensure receipt of funds for Warrant exercise prior to permitting transfers from the PacifiCorp certificates. Because we also hold the certificates representing shares issued upon the exercise of the PacifiCorp Warrants in the name of PacifiCorp (“PacifiCorp Warrant Shares”), we can use these shares to partially offset our inability to recover shares held by third-parties. While we cannot have complete assurances as to recovery of all the PacifiCorp Shares in the event it is unable to meet minimum funding obligations under the PacifiCorp Agreement, we believe that the funds generated by the Warrant exercise provides us with substantial benefits and that the retention of certificates representing the PacifiCorp Shares and the PacifiCorp Warrant Shares provides us with adequate assurances and protections.

While PacifiCorp has agreed to provide potential financing, we do not intend to stop looking for other means of funding our needs.  Among other things, we will continue to explore debt and equity financing from qualified lenders or investors.  The PacifiCorp Agreement contains no anti-dilution provisions or other restrictions that would prevent the Company from obtaining other financing.  John Dupont has personally loaned the Company or paid Company expenses  to maintain Company operations. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section  below.

Securities Authorized For Issuance Under Equity Compensation Plans

At December 31, 2006, the Company does not have any Equity Compensation Plans.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this annual report.

Overview

We are a development stage research and development company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations.  The Company has incurred net losses from operations of $8,608,000 for the period from inception to December 31, 2006.  Our ability to continue as a going concern is subject to sales of stock, the vagaries of the market for our stock and various other factors.  There is no assurance that we can continue as a going concern.

Our current business plan is to focus on expediting the certification and production of the FF-1080-300 in furtherance of our goal to bring the aircraft to market within 30 months of commencement of development of the Pre-Production Prototype FF-1080-300 aircraft assuming we are able to obtain adequate funding of approximately $89,000,000.  We anticipate that the Pre-production prototype FF-1080-300 aircraft will cost approximately $13,000,000, Phase I FAA certification will cost approximately $34,000,000 and Phase II FAA certification will cost approximately $42,000,000. We expect to continue to fund operations through private-placement sales of common stock and/or warrants.

To implement the foregoing time schedule, we expect to complete the detailed engineering of the FF-1080-300 Pre-Production Prototype aircraft and to construct the aircraft during the first 12 months of the plan.  The FF-1080-300 Pre-Production prototype will be a pre-certified, non-production aircraft that will be built under the regulations for experimental aircraft.

Upon completion of the detailed CAD engineering of the prototype, we will initiate the FAA type certification (“Part 25 Certification”) program, which is anticipated to be completed over a 24 month period.  We have completed approximately 80% of our detailed CAD engineering, and expect to be completed with this element within two months, pending availability of funds.

Our Company plans to execute FAA Part 25 Certification in two phases:  Phase I is expected to commence 6 months after commencement of the Pre-production prototype development and will be completed in 12 months.  Phase I will include the development of the certification plan, filing of the certification application, certification of the detailed production engineering, construction of the static test articles and the conformity aircraft subassemblies, and initial flight tests using the prototype aircraft.  Phase II, which will begin 6 months after commencement of Phase I and is expected to take 18 months, will include final assembly of the conformity aircraft, initiation of limited production of the aircraft (Production Lot I [48 aircraft]), certification flight-testing and receipt of final Part 25 Aircraft Type Certification.

Upon receipt of the Part 25 Type Certification, our business plan calls for completion of the initial 36 aircraft for delivery.  Though we have no firm orders secured as of the date of this Annual report, we expect to begin obtaining orders during the Part 25 Type Certification process.

Notwithstanding the anticipated estimates set forth in this section, it should be noted that the timeline for the development stages has been and may be further delayed due to lack of funding for specific stages of the development schedule.

We also continue to pursue various direct sales initiatives with prospective customers.  Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.  Our current marketing and customer-development program is aimed at securing orders for the FF-1080-300 aircraft.

Critical Accounting Policies and Estimates

     Use of Estimates

The discussion and analysis of the financial condition and results of operations are based on the  financial  statements,  which have been prepared in accordance with accounting  principles  generally accepted in the United States of America.  Note 1 of the Notes describes the significant  accounting  policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the  financial  statements  and  accompanying  notes,  some of which may require revision in future  periods.  Actual results could differ  materially from those estimates.

We believe the following to be critical accounting policies and estimates.  That is,  they  are  both  important  to the  portrayal  of the  Company’s  financial condition  and results,  and they require  significant  management  judgment and estimates about matters that are inherently  uncertain.  As a result of inherent uncertainty,  there is a likelihood that materially  different  amounts would be reported under different conditions or using different assumptions.  Although we believe  that our  judgments  and  estimates  are  reasonable,  appropriate  and correct, actual future results may differ materially from our estimates.

     Stock Based Compensation

The Company  accounts for equity  instruments  issued to employees  for services based on the fair value of the equity instruments issued and accounts for equity instruments  issued  to other  than  employees  based  on the fair  value of the consideration received or the fair value of the equity instruments, whichever is more reliably  measurable.  The determined  value is recognized as an expense in the accompanying statements of operations.

     Contingencies

In the normal course of business,  the Company is subject to certain  claims and legal  proceedings.  The Company records an accrued  liability for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable.  The Company does not believe that the resolution of these matters will have a material  effect upon its  financial  condition,  results of operations or cash flows for an interim or annual period.

     Recently Issued Accounting Pronouncements

Recently issued accounting  pronouncements  and their effect on us are discussed  in the notes to the  financial  statements  in our  December 31, 2006  audited financial statements.

Liquidity and Future Capital Requirements

Since inception we initially funded operations from proceeds from a private placement.  We were capitalized with approximately $2,000,000 raised from a private placement offering of 20,000,000 shares of common stock on January 19, 2005.

We will require approximately $15,000,000 to sustain operations over the next 12 months, which includes prototype engineering and construction costs of $11,885,833, general and administrative expenses of $3,003,750, and the balance to initiate FAA type certification.  We cannot satisfy our current cash requirements without raising additional funds through our agreement with PacifiCorp Funding Partners Trust or obtaining debt or equity financing through other qualified lenders or investors.

We entered into an Amended Master Financing Agreement (referred to herein as the “PacifiCorp Agreement”) Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. effective as of September 12, 2005. Pursuant to the terms of the PacifiCorp Agreement, PacifiCorp Funding Partners Trust (“PacifiCorp”), a trust formed under the laws of the Republic of Mauritius has agreed to potentially provide a minimum of $40,000,000 and a maximum of $80,000,000 in financing through the exercise of warrants (the “PacifiCorp Warrants”) granted to PacifiCorp for the purchase of up to 60,000,000 shares of our common stock.  The PacifiCorp Agreement provides that PacifiCorp will utilize its best efforts to provide funding but does not obligate PacifiCorp to exercise any of the PacifiCorp Warrants. The PacifiCorp Warrants consist of (1) warrants for the purchase of 20,000,000 shares of common stock at a price of $0.50 per share, exercisable for a period of 360 days (the exercise period has been extended by the Company to June 30, 2007); (2) warrants for the purchase of 30,000,000 shares of common stock at a price of $1.50 per share, exercisable for a period of 540 days (the exercise period has been extended by the Company to June 30, 2007); and (3) warrants for the purchase of 10,000,000 shares of common stock at a price of $2.50 per share, exercisable for a period of 720 days.  The PacifiCorp Agreement expressly states that the parties reserve the right, without obligation, to renegotiate the terms of exercise of the PacifiCorp Warrants, whether as to exercise price or period, in the event of the establishment and based on the condition (price and volume) of a public market for our common stock. In addition, the Company, John Dupont and Darby Boland collectively agreed to contribute a total of 80,000,000 shares (the “PacifiCorp Shares”) of restricted common stock of the Company to PacifiCorp.  The PacifiCorp Shares consist of 60,584,260 shares newly issued by the Company, 11,660,000 shares contributed and transferred by John Dupont personally, and 7,755,740 shares contributed and transferred by Darby Boland personally.  The PacifiCorp Trustee is entitled to exercise full voting rights relating to the PacifiCorp Shares.  In the event that PacifiCorp fails to exercise PacifiCorp Warrants sufficient to generate the minimum funding (i.e., $40,000,000) provided for in the PacifiCorp Agreement within 540 days following execution (the exercise period has been extended by the Company to June 30, 2007), PacifiCorp is obligated to return the PacifiCorp Shares and all unexercised PacifiCorp Warrants for cancellation.  Notwithstanding the foregoing obligation, the PacifiCorp Agreement allows for transfer of the PacifiCorp Shares to third parties but provides that any transfer during the period the PacifiCorp Agreement is in effect requires a counter-party signature from an Officer of the Company.  No security interest in the PacifiCorp Shares is reserved pursuant to the PacifiCorp Agreement, and absent any subsequent agreement between the parties with respect to resale of the PacifiCorp shares, the Company retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its obligations.  None of the PacifiCorp Shares or shares to be issued upon exercise of the PacifiCorp Warrants are being registered pursuant to the registration statement relating to this Annual report.

During the year ended December 31, 2006, PacifiCorp transferred net funds totaling $1,195,439 to us for exercise of PacifiCorp Warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share.  Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 of the PacifiCorp Shares to third parties.

We protect our rights with respect to return of the PacifiCorp Shares under the PacifiCorp Agreement (in the event PacifiCorp fails to meet its minimum funding obligation) by maintaining control over the certificates representing PacifiCorp Shares that are registered in the name of PacifiCorp (i.e., the shares that have not been transferred to third parties). While we do not have the right to recover shares sold or pledged by PacifiCorp to third-parties, we do ensure receipt of funds for Warrant exercise prior to permitting transfers from the PacifiCorp certificates. Because we also hold the certificates representing shares issued upon the exercise of the PacifiCorp Warrants in the name of PacifiCorp (“PacifiCorp Warrant Shares”), we can use these shares to partially offset our inability to recover shares held by third-parties. While we cannot have complete assurances as to recovery of all the PacifiCorp Shares in the event it is unable to meet minimum funding obligations under the PacifiCorp Agreement, we believe that the funds generated by the Warrant exercise provides us with substantial benefits and that the retention of certificates representing the PacifiCorp Shares and the PacifiCorp Warrant Shares provides us with adequate assurances and protections.

While PacifiCorp has agreed to provide potential financing, we do not intend to stop looking for other means of funding our needs.  Among other things, we will continue to explore debt and equity financing from qualified lenders or investors.  The PacifiCorp Agreement contains no anti-dilution provisions or other restrictions that would prevent the Company from obtaining other financing.

John Dupont has personally loaned the Company or paid Company expenses  to maintain Company operations. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section  below on page 21.

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance  sheet  arrangements  and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial  guarantees,  debt or lease agreements or other  arrangements  that  could trigger a requirement  for an early payment or that could change the value of our assets.

Material Commitments for Expenditures

Depending on our ability to arrange financing, we expect to pay Metalcraft between $7 million and $10 million for the construction and assembly of a prototype FF-1080-300 during the next 12 months. See “Liquidity and Future Capital Requirements” section above for details regarding our plans to finance such expenditures. In addition, apart from our current lease obligations for the hangar and assembly facility at Double Eagle-II in Albuquerque, New Mexico, we expect to spend between $200,000 and $400,000 for leasehold improvements to our facilities to make them suitable for final assembly of the aircraft.  See “DESCRIPTION OF PROPERTY” section below. Additionally, we have committed to pay $323,276 to Analytical Models, Inc. for construction of the wind tunnel model and related engineering and testing, of which we have paid a total of $87,150. We have also contracted with D3 Technologies, Inc. (“D3”) to provide structural analysis and design integration services. The services provided by D3 will total approximately $137,750, of which we have already paid $52,563.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

DESCRIPTION OF PROPERTY

The Company terminated a sublease agreement with AMUC for its principal office and hangar facility in Lawrenceville, Georgia, and the property has been sold by the owner, terminating AMUC’s lessee liabilities.

The Company has moved operations to the Double Eagle II Airport in Albuquerque, New Mexico.  We have entered into a Ground Lease with the City of Albuquerque for 10 acres located on the Double Eagle II Airport, at a rate of $48,000 per year for the initial five year period and is adjusted each successive five year period throughout the 20 year term based on changes in the fair market value of the land. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five years of the lease, in January 2010.  The abatement results in 100% of the first year’s rent and 50% of the next four years’ rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.

We have also entered into a Hangar Lease with the city, subsequently amended by a First Amendment to the Double Eagle II Airport Hangar Lease (the original Hangar Lease, as Amended is referred to herein as the “Amended Hangar Lease”), which provides for a 14,400 square foot hangar at a rate of $3,600 per month.  The Amended Hangar Lease also provides that we will pay certain fees relating to maintenance, identification badges and refuse containment. The city of Albuquerque has reserved the right to adjust the rent annually in an amount equal to 3% of the previous years rent. The term of the Amended Hangar Lease is month to month, commencing on March 1, 2006.  Separately, we are in negotiations with builders to construct a 30,000 to 40,000 square foot addition to the existing hangar, and to construct a 15,000 square foot attached office facility at our expense to complete the Prototype Assembly Facility.  The property is an industrial park space, with runway access.  We also have plans for a Final Assembly Facility on the lease option property.  The 80,000 sq. ft. hangar-like structure is expected to be designed to support the planned production rate of eight aircraft per month or 96 aircraft per year. The facility is also expected to include 26,000 sq. ft. of office space.  A second 100,000 sq. ft. facility may also be constructed to handle future increased production rates.  We intend to perform the final assembly of all of the FF-1080-300 aircraft in New Mexico. Our Quality Assurance flight testing program will be conducted at the planned facility in New Mexico.  Additionally our customer on-site engineering employees will be housed at this facility as well as the final customer flight test and Final Delivery inspection personnel.

The Company entered into a Lease Agreement with Plaza II Executive Center, Inc. on July 25, 2005. Pursuant to the Lease Agreement the Company leased 1,500 sq. ft. of office space located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico for an initial term of eight (8) months beginning on August 1, 2005 and ending on March 1, 2006. The lease was automatically extended pursuant to its terms to July 31, 2006 and was amended on August 1, 2006 to again extend the term of the lease to July 31, 2007. Pursuant to the amendment, the monthly rent on the extended lease is $2,420 and the lease provides for a minimum $50 monthly support service charge, and a $10 per month, per person, kitchen fee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. However, it should be noted that the Company only has one director that would be considered an “Independent Director” as defined by the North American Securities Administrators Association, Inc. (“NASAA”) Statement of Policy Regarding Corporate Securities Definitions, as amended.  As such, at the time of the following transactions, the Company lacked sufficient disinterested independent directors to ratify the transactions as required by guidelines set forth in the NASAA Statement of Policy Regarding Loans and Other Material Affiliated Transactions, as amended.

The Company was formed to effect a reorganization (the “Reorganization”) of American Utilicraft Corporation (“AMUC”). Upon formation, the Company: (1) obtained from John Dupont, assignments of patent rights for the design of the FF-1080-300 aircraft, the method patent for the Express Turn-Around (ETA) electronic freight tracking system and for the Automated Flat Rate System (AFRS); (2) entered into separate employment agreements with John Dupont, Darby Boland, Thomas Dapogny and Karen Shoemaker; (3) entered into lease agreements for facilities for use in its business operations, including a now-terminated sublease from AMUC of facilities located at 554 Briscoe Blvd., Lawrenceville, Georgia  (formerly AMUC headquarters); and (4) recognized and resolved to honor deferred compensation obligations of AMUC to its officers and employees. In connection with the Reorganization, the Company has also paid an aggregate of $1,095,076.58 to AMUC or its creditors. To effect the Reorganization, the Company executed a Reorganization Agreement with AMUC pursuant to which it issued 111,444,769 shares of its common stock to AMUC to be distributed as a share dividend to AMUC shareholders on a share-for-share basis. AMUC declared a dividend of the shares of the Company’s common stock to its shareholders on September 22, 2005. Pursuant to the terms of the Reorganization Agreement the Company also issued warrants (the “UAI Warrants”) exercisable for the purchase of 17,287,664 shares of our common stock to holders of AMUC issued warrants (the “AMUC Warrants”) for the purchase of 17,287,664 shares of AMUC common stock, in the same proportion and on the same terms as the AMUC Warrants, except that any cashless exercise rights in the AMUC Warrants were not granted in connection with the UAI Warrants. It should be noted that AMUC and the Company had the same directors (i.e., Messrs. Dupont, Boland and Eaton were the only directors of both AMUC and Utilicraft Aerospace Industries, Inc.) at the time of the Reorganization. Mr. Dupont executed the Reorganization Agreement in his capacity as President on behalf of the Company, and  Mr. Boland executed the Reorganization Agreement in his capacity as an officer of AMUC on behalf of AMUC.

In consideration of Mr. Dupont’s execution of the Employment Agreement and the Assignments, the Company entered into a Royalty Agreement with Mr. Dupont, President, Chief Executive Officer, and director of the Company on December 10, 2004.  Pursuant to the Royalty Agreement, we agreed to pay Mr. Dupont royalties in the amount of 3% of the Company’s gross proceeds on all sales of the FF1080-100, FF1080-200, FF1080-300, and FF1080-500, and all variants and/or future versions or other aircraft and/or other products which are covered by the patents underlying the Assignments and/or which utilize the trademarks assigned to the Company by Mr. Dupont.  Such royalties must be paid on the first two thousand (2,000) aircraft sold by the Company. The aforementioned royalties are payable in addition to certain royalties provided for in the Dupont Employment Agreement that may be triggered upon termination/non-renewal of the Dupont Employment Agreement.

On May 6, 2005, the Board of Directors authorized the issuance of 10,000,000 shares of UAI common stock to John Dupont, President, Chief Executive Officer, and a director of the Company and 10,000,000 shares of UAI common stock to Darby Boland, Vice President, General Manager, and a director of the Company.  The 20,000,000 shares were issued for services rendered and their agreement to serve as directors of the Company and not issued in connection with either of the employment agreements in place with Messrs. Dupont or Boland.

On June 10, 2005, in connection with the Reorganization (discussed above), the directors of the Company resolved to assume $2,031,511 in deferred compensation of AMUC to its officers and employees. Subsequent to the resolution, the Company reduced the amount of AMUC deferred compensation that it would assume to $1,892,108.  The deferred compensation actually assumed included $385,678 payable to John Dupont, President, Chief Executive Officer and director of the Company; $208,442 payable to Thomas Dapogny, Vice President Operations, Treasurer and Secretary; $179,668 payable to R. Darby Boland, Vice President, General Manager and a director of the Company; and $393,814 payable to Karen Shoemaker, Vice President and Principal Accounting Officer.  Under AMUC’s employment contracts with these officers, their compensation was fixed and earned over the term of the contracts, but amounts due would not be paid until the Company reached certain financing goals.  The unpaid obligations were deemed earned and the payment thereof deferred, and the Company accrued the amounts earned but not paid.  The directors of the Company determined to assume the reduced deferred compensation amount in connection with the Reorganization as an incentive to these officers to enter into employment agreements with the Company.

On August 5, 2005, in connection with the Reorganization, the directors of the Company resolved by unanimous consent to assume certain debt owed by AMUC in the aggregate amount of $470,000 (the “AMUC Debt”) owing and payable to John Dupont, President, Chief Executive Officer, and director of the Company and JD Aero, LLC, a company owned by John Dupont.  The AMUC Debt bears interest at a rate of 4%.  Effective as of September 13, 2005, the directors of the Company resolved by unanimous consent to assume an additional $61,889 of debt of AMUC also payable to John Dupont. Since Mr. Dupont, an officer and director of the Company, had interest in both sides of the assumption transaction, and participated in board consent of the assumption transaction, the transaction was not conducted in the same manner as that which would have been conducted between two unaffiliated parties.

The Company leases a Cessna 414A aircraft from JD Aero, LLC, a company wholly owned by John Dupont, for use in corporate travel, as well as research and development activities regarding the information processing and navigation systems that may be used in the FF-1080-300.  The monthly payments are $2,500 per month.  The lease was executed on July 1, 2005 and is for a term of 60 months.  We are also responsible for all maintenance, inspections, overhaul, repair, and insurance.  In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080-300. Under the terms of the lease, any equipment and modifications that we add to the aircraft will remain on the aircraft and become the property of JD Aero, LLC.

We entered into the PacifiCorp Agreement with PacifiCorp effective as of September 12, 2005. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Liquidity and Future Capital Requirements” section above for details regarding the PacifiCorp Agreement. The Company, John Dupont, President, Chief Executive Officer, and a director of the Company, and Darby Boland, Vice President, General Manager, and a director of the Company, collectively agreed to contribute a total of 80,000,000 shares (the PacifiCorp Shares) of restricted common stock of the Company to PacifiCorp. The PacifiCorp Shares consist of 60,584,260 shares issued by the Company, 11,660,000 shares contributed and transferred by John Dupont personally, and 7,755,740 shares contributed and transferred by Darby Boland personally.

On January 15, 2006, the Company entered into a Loan Agreement with John Dupont, President, Chief Executive Officer, and a director of the Company, pursuant to which the Company memorialized certain loans made to UAI by John Dupont in the form of wire transfers and expenses advanced by Dupont during the period beginning on August 16, 2005 and ending on December 31, 2005 in the aggregate amount of $224,355. The Company agreed to repay the full amount of $224,355 by March 15, 2006.  As interest on the full amount of the loans, the Company has agreed to grant Mr. Dupont warrants for the purchase of 897,416 shares of UAI common stock at an exercise price of $1.00 per share for a term of 3 years. The amount and terms of these warrants were agreed to in consideration of default risk as well as in lieu of payment of interest.

On March 31, 2006, the Company executed a Loan Memorandum memorializing certain loans made to UAI for various Company expenses by John Dupont, President, Chief Executive Officer, and a director of the Company, in the form of wire transfers and expenses advanced by Dupont during the period beginning on January 1, 2006 and ending on March 27, 2006 in the aggregate amount of $93,486. The Loan Memorandum notes that the Company settled $85,000 of the $93,486 on March 29, 2006 and a balance of $8,486 remains owed to Mr. Dupont. As interest on the full amount of the loans, the Company has agreed to grant Mr. Dupont cashless warrants for the purchase of 186,972 shares of UAI common stock at an exercise price of $1.00 per share for a term of 3 years. The amount and terms of these warrants were agreed to in consideration of default risk as well as in lieu of payment of interest.

As of December 31,September 30, 2006, John Dupont, President, Chief Executive Officer, and director of the Company, has also advanced an additional $13,211 on behalf of the Company for miscellaneous expenses.

We anticipate that all ongoing and future affiliated transactions will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties.  Moreover, all ongoing and future affiliated transactions and any forgiveness of loans, must be approved by a majority of the independent, disinterested members of the Company’s Board of Directors. Edward F. Eaton is the only independent director currently serving on our board of directors and all of the foregoing transactions have been approved or ratified by Mr. Eaton.

Our working capital deficit at December 31, 2006, was $4,299,533. Our independent auditors’ report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2006.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the years ended December 31, 2006, the Company received net proceeds of approximately $1,195,439 from the sale of equity securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.

ITEM 7. FINANCIAL STATEMENTS

The Financial  Statements  and Financial  Statement Schedule filed as a part of This  Annual  Report on Form  10-KSB  are  listed  on the Index to Financial Statements on page 35.

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)            Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)            Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)            Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors, executive officers, and certain of our significant employees as of April 5, 2007.  Our Board of Directors consists of a total of three members who serve terms of three years and hold office until death, resignation or until removed from office in accordance with our Bylaws.  Our officers are appointed by our Board of Directors and hold office until their successors are chosen and qualified or removed by our Board of Directors.

Name	Age	Position	Term as Director Expires
John Dupont	58	Chief Executive Officer, President, and Director	2007
R. Darby Boland	54	Vice President, General Manger and Director	2007
Edward F. Eaton	57	Director	2007
Thomas A. Dapogny	43	Vice President of Operations, Treasurer, and Secretary	N/A
Randy Moseley	59	Vice President, Chief Financial Officer	N/A
Karen Shoemaker	49	Vice President, Controller	N/A
Scott Jacox	46	Vice President of Marketing	N/A
Ruben Fragoso	47	Vice President of Sales — Mexico, South and Central America	N/A

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.  There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Business Experience

John Dupont has been a director and President and Chief Executive Officer of our Company since inception, and also served American Utilicraft Corporation (“AMUC”) as a director and President and Chief Executive Officer from its inception in 1990 to March 7, 2006.  From 1984 to 1989, Mr. Dupont was the President and CEO of Skytrader Corporation, an aeronautical research and development firm which he founded in 1984, and where he designed the UV-23 Scout STOL (Skytrader).  From 1989 through July 1990, Mr. Dupont was President of Advanced Lift Research, Inc. where he completed a design feasibility study, market review and operational competitive analysis of a new 17,000 lb. aircraft design, the UC-219, specifically for the worldwide combination passenger/freight market.

R. Darby Boland has been a director, the Vice President and General Manager of our Company since inception, and also currently serves AMUC as a director, and Vice President.  From 1975 to 1978, he was a Design and Logistics Engineer with McDonnell Douglas Corporation in connection with the F-4, F-15, Harpoon and Cruise Missile programs.  From 1978 to 1989, he was the Executive Manager with Southwestern Bell Corporation, where he was responsible for the design, implementation and marketing technical support of fiber-optic network systems for long distance and cellular service providing companies.  From 1989 to 1992, he was the Director of Corporate Development of Restore Industries, a telecommunications service equipment provider.  In 1988, Mr. Boland founded B&H Machine, Inc., a design manufacturer of metal cutting die products, where he served as President and Chief Executive Officer, and financed the sale of the company in 1996.  After 1996, Mr. Boland assisted AMUC with the development of their program until his recent appointment to Vice President, General Manager and Director of AMUC.  Mr. Boland is a graduate of St. Louis University with a B.S. degree in Aeronautical Engineering Management.

Edward F. Eaton has been a director of the Company since inception, and also currently serves AMUC as a director.  He is an attorney with Connolly, Bove, Lodge & Hutz, LLP of Wilmington, Delaware, where he has been a partner since 1991.  He practices in the areas of litigation, criminal law, real estate law, and business and commercial law, and has been employed with Connolly, Bove since 1986.  Mr. Eaton received his J.D. from Temple University and his Bachelor’s degree from Cornell University.

Thomas A. Dapogny has been the Vice President of Operations, Treasurer and Secretary since inception, and served AMUC as Vice President of Operations commencing in 1998.  From 1986 to 1997, he served as a consultant in information systems development for clients such as E-Systems/Raytheon, Ernst & Young, CACI, Global One, CSC and National Computer Systems.  His project work included CASE tool management; analysis and design; rapid prototype design and production; management and production of system life-cycle technical, management, and user documentation; development and production of Help systems; curriculum design and training material production; user-group management, and contract proposal development.

Randy Moseley was employed by the Company on March 16, 2007 to serve as Vice President and Chief Financial Officer. Mr. Moseley is also a director, Executive Vice President and Chief Financial Officer of Urban Television Network Corp. (OTC BB: UATV), a network of independent broadcast television stations and cable operators; he has served Urban Television in various offices and as a director since 2001.  In 2005 and 2006, Mr. Moseley served as Executive Vice President and the Chief Financial Officer for The Furia Organization, Inc. (OTC BB: FURA).   From 1999 to 2001, Mr. Moseley served as Executive Vice President and Chief Financial Officer for Tensor Information Systems, Inc., a private Fort Worth company in the business of developing custom software applications. From1993 to 1999, Mr. Moseley served in the same capacity for American Independent Network Corporation, a Fort Worth based public company that provided generic programming to independent television stations across the country.   Mr. Moseley, a Certified Public Accountant, earned a BBA degree from Southern Methodist University.  He is a member of the Texas Society of CPAs and the AICPA.

Karen Shoemaker has been an officer of the Company since its inception, serving as the Vice President, Chief Financial Officer and Principal Accounting Officer through March 16, 2007 when she relinquished the Chief Financial Officer position and assumed the position of Controller of the Company.  Ms. Shoemaker served as Principal Accounting Officer of AMUC.

Ms. Shoemaker has served as a principal of By the Numbers, Inc. (“BTN”) since 1988.  At BTN she worked as a consultant-controller and accountant for startup to medium sized businesses, and was involved in preparing extensive financial reporting and providing hands-on accounting management.  Ms. Shoemaker has experience serving on project teams for BTN clients on finance and accounting related issues, consulting regarding selection, implementation and training for automated accounting related systems and establishment of accounting procedures, including internal control, revenue recognition and Government reporting.

Scott Jacox was employed by the Company on August 1, 2005 to serve as Vice President of Marketing. Mr. Jacox received a Bachelors of Arts degree in Management Information Systems and a Minor in Accounting from the University of Utah in 1985.  From 1986 to 1987 Mr. Jacox worked as a charter and cargo pilot for Sunwest Aviation.  In 1987 he began working as a freight delivery pilot for Alpine Air Express.  In 1990, Mr. Jacox worked as an overnight and express cargo delivery Pilot for Corporate Air. In 1992 he worked as a Captain for Alpine Air Express where he logged over 15,000 flight hours and personally carried over 20 million pounds of cargo in the overnight freight delivery system contracted to Federal Express, UPS, Airborne Express, and the USPS.  In 1998 he served as a Check Airmen and instructor pilot responsible for the evaluation and instruction for all Alpine Air Captains and First Officers in the BE-99 and BE-1900 aircraft.  In 1999 he served as a Chief Pilot for Alpine Air Express where he was instrumental in the implementation of an innovative palm pilot weight and balance system for all Alpine Aircraft.  In 2003 Mr. Jacox acted as Senior Vice President at Alpine Air Express where he was responsible for the acquisition of new contracts as well as the bidding and successful awarding of a $50,000,000 contract for the Hawaiian Islands for the USPS.  As Senior Vice President at Alpine Air Express he was also responsible for the start up, safe and profitable operations for the Honolulu based 14 aircraft operation.

Ruben Fragoso was employed by the Company on August 1, 2005 to serve as Vice President of Sales — Mexico, South and Central America.  Mr. Fragoso initiated his career in international trade in 1990 when he worked for a customs brokers agency.  During his tenure with this agency as International Trade and Logistics Specialist he assisted importers and exporters with customs clearance procedures, document preparation, warehousing and distribution, and international logistics which included freight-forwarding (air-freight, ocean-freight, and land-freight).  Five years later Mr. Fragoso was offered a position with one of his clients who owned a manufacturing company in Albuquerque, New Mexico, and operated five manufacturing plants (maquiladoras) in Mexico.  Mr. Fragoso’s duties were to manage all areas of the supply chain; such as, outsourcing, procurement, inventories, transportations, and customs clearance for the five maquiladoras.  He was also tasked with developing a vendor management program.  In 1998 Mr. Fragoso started International Trade Services (ITS), a third party logistics and supply chain management company.  As owner and managing partner of ITS, Mr. Fragoso assisted businesses in the areas of international and domestic logistics management, border crossing, international supply chain management, international marketing, import and export management, international warehousing and distribution, and international outsourcing.  Mr. Fragoso also managed all areas of the business administration including operations, marketing, human resources, accounting, payroll, and financing.  In early 2002 Mr. Fragoso entered employment with the State of New Mexico’s Economic Development Department in its Mexican Affairs Division.  During his tenure with the department he assisted in the development and implementation of the Maquiladora Supplier Program - an initiative designed to recruit maquiladora suppliers to be closer to their market in order to reduce transportation costs, inventory levels, and delivery times, while increasing customer service.  Mr. Fragoso also assisted in the design and implementation of several other programs that deal with Mexican federal and state governments, such as the New Mexico/Chihuahua Commission which addresses border, water, environment, immigration, and border development issues.  Mr. Fragoso has a Bachelors degree in International Business.

COMMITTEES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.  The functions of the Audit Committee are currently assumed by our full Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics which is designed to set the standards of business conduct and ethics and help directors and employees resolve ethical issues. The Code applies to all directors and employees, including the Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Code covers topics including, but not limited to, conflicts of interest, confidentiality of information, fair dealing with customers, supplies and competitors, and compliance with applicable laws, rules and regulations. The purpose of the Code is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Upon written request to the Company, we will provide a copy of the Code free of charge.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2006, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and each other executive officer whose total cash compensation exceeds $100,000:

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards
Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions/ SARs (#)	Payout(s) LTIP Payouts ($)	All Other Compensation ($)
John Dupont,	2004	11,833	(1)	0	0	0	0	0	0
President and CEO	2005	200,000	(2)	0	0	0	0	0	1,085,678	(3)
	2006	200,000	(4)	0	0	0	0	0	0
R. Darby Boland,	2004	8,875	(5)	0	0	0	0	0	0
Vice President, and	2005	150,000	(6)	0	0	0	0	0	879,668	(7)
General Manger	2006	150,000	(8)	0	0	0	0	0	0
Thomas A. Dapogny,	2004	8,875	(9)	0	0	0	0	0	0
VP Operations,	2005	150,000	(10)	0	0	0	0	0	208,442	(11)
Treasurer, Secretary	2006	150,000	(12)	0	0	0	0	0	0
Karen Shoemaker,	2004	7,395	(13)	0	0	0	0	0	0
VP, Principal	2005	125,000	(14)	0	0	0	0	0	393,814	(15)
Accounting Officer	2006	125,000	(16)	0	0	0	0	0	0
Scott Jacox,	2004	0		0	0	0	0	0	0
VP, Marketing	2005	15,385		0	0	0	0	0	0
	2006	100,000		0	0	0	0	0	0

(1)             We entered into an Employment Agreement with Mr. Dupont on December 10, 2004, however, no compensation was paid under the agreement as of December 31, 2004. We accrued $11,834 as deferred compensation for services preformed as of December 31, 2004.

(2)             This amount includes $113,846 paid and $86,154 accrued by UAI but unpaid.

(3)             This amount includes $385,678 of AMUC deferred compensation assumed by UAI, and $700,000 in value for issuance of 10,000,000 shares of our common stock to Mr. Dupont.

(4)             This amount includes $184,615 paid and $15,385 accrued but unpaid.

(5)             We entered into an Employment Agreement with Mr. Boland on December 10, 2004, however, no compensation was paid under the agreement as of December 31, 2004.  We accrued $8,875 as deferred compensation for services preformed as of December 31, 2004.

(6)             This amount includes $103,500 paid and $46,500 accrued by UAI but unpaid.

(7)             This amount includes $179,668 of AMUC deferred compensation assumed by UAI, and $700,000 in value for issuance of 10,000,000 shares of our common stock to Mr. Boland.

(8)             This amount includes $129,808 paid and $20,192 accrued but unpaid.

(9)             We entered into an Employment Agreement with Mr. Dapogny on December 10, 2004, however, no compensation was paid under the agreement as of December 31, 2004.  We accrued $8,875 as deferred compensation for services preformed as of December 31, 2004.

(10)       This amount includes $78,769 paid and $71,231 accrued by UAI but unpaid.

(11)       This reflects $208,442 of AMUC deferred compensation assumed by UAI.

(12)       This amount includes $122,885 paid and $27,115 accrued but unpaid.

(13)       We entered into an Employment Agreement with Ms. Shoemaker on December 10, 2004, however, no compensation was paid under the agreement as of December 31, 2004.  We accrued $7,395 as deferred compensation for services preformed as of December 31, 2004.

(14)       This amount includes $7,488 paid and $117,513 accrued by UAI but unpaid.

(15)       This reflects $393,814 of AMUC deferred compensation assumed by UAI.

(16)       This amount includes $93,750 paid and $31,250 accrued but unpaid.

The Company assumed the AMUC deferred compensation obligations referenced above in furtherance of its Reorganization plan and as an incentive to its employees to enter into employment agreements with the Company.

Option/SAR Grants in Last Fiscal Year

No Options/SARs were granted in the last fiscal year to any executive officers.

Compensation Of Directors

Our Bylaws authorize our Board of Directors to fix the compensation of directors for their services and allow the reimbursement of actual expenses of directors for their attendance at each meeting of our Board of Directors.  10,000,000 shares of our common stock was issued to John Dupont for services rendered and his agreement to serve on the Board of Directors, and 10,000,000 shares of our common stock was issued to Darby Boland for services rendered and his agreement to serve on the Board of Directors. No other compensation has been paid to our directors since inception of the company for any services provided as director, committee participation or special assignments.

Employment Agreements

The following descriptions summarize some of material terms of the current employment agreements between the Company and our executive officers named above, all of which have been filed in their entirety as exhibits to our registration statement, and are qualified by reference to such agreements.

John Dupont

We entered into an Employment Agreement - John Dupont (referred to herein as the “Dupont Employment Agreement”) with Mr. Dupont on December 10, 2004 to serve as our President and Chief Executive Officer.  The Dupont Employment Agreement was amended by a First Amendment to Employment Agreement — John J. Dupont pursuant to which a provision providing for a loan to Mr. Dupont was deleted.  The agreement is for five (5) years, with a base salary of two hundred thousand dollars ($200,000) per annum, which shall be adjusted to two hundred fifty thousand dollars ($250,000) per annum in 2006 and to three hundred thousand dollars ($300,000) per annum in 2007.  We have also agreed to pay Mr. Dupont a bonus amounting to four percent (4%) of the net profits of the Company each fiscal year and commissions equaling four percent (4%) of the gross sale price of aircraft and equipment sold by the Company.  After the Company obtains major start-up financing, it is obligated to pay Mr. Dupont’s legal representatives $5,000 in the event of his death during the term of the agreement.  Mr. Dupont is not obligated to devote his full time and efforts to the Company until such time as major start-up financing is obtained.  The employment agreement requires Mr. Dupont to assign and grant the Company, subject to certain limitations, all rights necessary to manufacture the FF-1080-300 aircraft and the ETA aircraft freight feeder system. In the event the employment agreement expires without renewal or is terminated, the Company shall be obligated to pay Mr. Dupont royalties equal to three percent (3%) of the gross sales on the aircraft and/or systems delivered to purchasers after the termination date.  If the aforementioned termination/non-renewal royalty provisions are triggered, such royalties would be payable in addition to three percent (3%) royalties due on the first 2000, aircraft sold by UAI, as provided for in our separate Royalty Agreement with Mr. Dupont. The employment agreement contains non-disclosure provisions and prohibits Mr. Dupont from engaging in business competitive with the Company for a period of 3 years after termination of the agreement.  Mr. Dupont and the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right, it must pay Mr. Dupont in lump sum, ten (10) times the average amount of annual salary payable, and ten (10) times the average amount of bonus payments payable prior to the date of termination (or projected).  In the event of a change in control, if Mr. Dupont is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary payable prior to the change in control, and ten (10) times the average amount of bonus payments payable (or projected), allowance of surrender of all outstanding stock options and employee benefits for a period of two (2) years.

R. Darby Boland

We entered into an Employment Agreement - R. Darby Boland with Mr. Boland on December 10, 2004 to serve as our Vice President, and General Manager.  The agreement is for a term of three (3) years, with a base salary of one hundred fifty thousand dollars ($150,000) per annum.  Per the employment agreement, Mr. Boland’s base salary is to be increased upon achievement of FAA certification to two hundred thousand dollars ($200,000) per annum, and to two hundred fifty thousand dollars ($250,000) per annum once the Company has delivered its twenty-fourth production aircraft.  The foregoing salary is not payable by the Company until major start-up financing (approximately $20,000,000) has been achieved.  We have also agreed to pay Mr. Boland a bonus amounting to .125% of sales of certain aircraft, the responsibility for which has been assigned to Mr. Boland by the President and CEO.  After the Company obtains major start-up financing, it is obligated to pay Mr. Boland’s legal representatives $5,000 in the event of his death during the term of the agreement.  The employment agreement contains nondisclosure provisions and prohibits Mr. Boland from engaging in business competitive with the Company for a period of 3 years after termination of the agreement.  After major financing has been achieved, Mr. Boland or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Boland in lump sum two (2) times his average annual salary.  In the event of a change in control, if Mr. Boland is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Randy Moseley
We entered into an Employment Agreement — Randy Moseley with Mr. Moseley on March 16, 2007 to serve as our Vice President, and Chief Financial Officer.  The agreement is for a term of five (5) years, with a base salary of one hundred seventy five thousand dollars ($175,000) per annum.  Per the employment agreement, Mr. Moseley’s base salary is to be increased upon achievement of FAA certification to two hundred thousand dollars ($200,000) per annum, and to two hundred fifty thousand dollars ($250,000) per annum once the Company has delivered its thirty-sixth production aircraft.  We have also agreed to pay Mr. Moseley a bonus amounting to .25% of sales of aircraft sales.  After the Company obtains major start-up financing, it is obligated to pay Mr. Boland’s legal representatives $5,000 in the event of his death during the term of the agreement.  The employment agreement contains nondisclosure provisions and prohibits Mr. Moseley from engaging in business competitive with the Company for a period of 3 years after termination of the agreement.  After major financing has been achieved, Mr. Moseley or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Moseley in lump sum two (2) times his average annual salary.  In the event of a change in control, if Mr. Moseley is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Thomas A. Dapogny

We entered into an Employment Agreement - Thomas A. Dapogny with Mr. Dapogny on December 10, 2004 to serve as our Vice President, Operations. The agreement is for a term of three (3) years, with a base salary of one hundred fifty thousand dollars ($150,000) per annum.  Mr. Dapogny’s base salary is to be increased upon achievement of FAA certification to two hundred thousand dollars ($200,000) per annum, and to two hundred fifty thousand dollars ($250,000) per annum once the Company has delivered its twenty-fourth production aircraft.  The foregoing salary is not payable by the Company until major start-up financing (approximately $20,000,000) has been achieved.  We have also agreed to pay Mr. Dapogny a bonus amounting to .125% of sales of certain aircraft, the responsibility for which has been assigned to Mr. Dapogny by the President and CEO.  After the Company obtains major start-up financing, it is obligated to pay Mr. Dapogny’s legal representatives $5,000 in the event of his death during the term of the agreement.  The employment agreement contains provisions prohibiting disclosure of proprietary information and prohibits Mr. Dapogny from engaging in business competitive with the Company for a period of 3 years after termination of the agreement.  After major financing has been achieved, Mr. Dapogny or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Dapogny in lump sum two (2) times his average annual salary.  In the event of a change in control, if Mr. Dapogny is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Karen Shoemaker

We entered into an Employment Agreement — Karen Shoemaker with Ms. Shoemaker on December 10, 2004 to serve as our Vice President, Principal Accounting Officer.  The agreement expired on January 10, 2007 (Per the CEO, the Company intends to extend the employment agreement with Ms. Shoemaker, but has not determined the terms of the extension at the date of the annual report), and provides for a base salary of one hundred twenty-five thousand dollars ($125,000) per annum, which shall increase to one hundred fifty thousand dollars ($150,000) per annum upon the effective date of our registration statement and the Company becoming a reporting company under the Exchange Act.  The foregoing salary may be deferred to the extent the Company has insufficient funds available to pay such salary.  We have also agreed to pay Mrs. Shoemaker a bonus amounting to .0625% of sales of certain aircraft, the responsibility for which has been assigned to Ms. Shoemaker by the President and CEO.  After the Company obtains major start-up financing, it is obligated to pay Ms. Shoemaker’s legal representatives $5,000 in the event of her death during the term of the agreement.  The employment agreement contains provisions prohibiting disclosure of proprietary information and prohibits Ms. Shoemaker from engaging in business competitive with the company for a period of 3 years after leaving our employ.  After major financing has been achieved, Ms. Shoemaker or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Ms. Shoemaker in lump sum two (2) times her average annual salary.  In the event of a change in control, if Ms. Shoemaker is terminated without cause she will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Scott Jacox

We entered into an Employment Agreement — Scott Jacox with Mr. Jacox on August 1, 2005 to serve as our Vice President of Marketing. The agreement expires on December 10, 2007 and provides for a base salary of one hundred thousand dollars ($100,000) per annum. Mr. Jacox’s base salary is to be increased upon achievement of FAA certification to one hundred twenty five thousand dollars ($125,000) per annum, and to one hundred fifty thousand dollars ($150,000) per annum once the Company has delivered its twenty-fourth production aircraft. We have also agreed to pay Mr. Jacox a bonus amounting to .125% of sales of certain aircraft, the responsibility for which has been assigned to Mr. Jacox by the President and CEO. After the Company obtains major start-up financing, it is obligated to pay Mr. Jacox’s legal representatives $5,000 in the event of his death during the term of the agreement. The employment agreement contains provisions prohibiting disclosure of proprietary information and prohibits Mr. Jacox from engaging in business competitive with the company for a period of 3 years after termination of the agreement. After major financing has been achieved, Mr. Jacox or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Jacox in lump sum two (2) times his average annual salary. In the event of a change in control, if Mr. Jacox is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Ruben Fragoso

We entered into an Employment Agreement — Ruben Fragoso with Mr. Fragoso on August 1, 2005 to serve as our Vice President of Sales — Mexico, South and Central America. The agreement expires on December 10, 2007 and provides for a base salary of ninety-five thousand dollars ($95,000) per annum. Mr. Fragoso’s base salary is to be increased upon achievement of FAA certification to one hundred fifteen thousand dollars ($115,000) per annum, and to one hundred fifty thousand dollars ($150,000) per annum once the Company has delivered its twenty-fourth production aircraft. We have also agreed to pay Mr. Fragoso a bonus amounting to .0625% of sales FF-1080 aircraft delivered to commercial concerns in the Mexico, and South and Central Regions, (including commercial air carriers when owned and/or operated by a foreign government) as, and only as, responsibility for such sales may be assigned to Mr. Fragoso by the President and Chief Executive Officer.  After the Company obtains major start-up financing, it is obligated to pay Mr. Fragoso’s legal representatives $5,000 in the event of his death during the term of the agreement. The employment agreement contains provisions prohibiting disclosure of proprietary information and prohibits Mr. Fragoso from engaging in business competitive with the company for a period of 3 years after termination of the agreement. After major financing has been achieved, Mr. Fragoso or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Fragoso in lump sum two (2) times his average annual salary. In the event of a change in control, if Mr. Fragoso is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

DIRECTOR COMPENSATION

The Company  does not pay any cash  compensation  for  attendance  at  directors meetings or participation in directors’ functions.

ITEM 11.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 5, 2007, relating to the ownership of our common and preferred stock, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of each class of our capital stock, (ii) each of our directors and nominees, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class(2)
Common Stock As a Group	Officers and Directors 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	36,831,540		16.7%

As Individuals	John Dupont 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	18,350,048	(3)	8.4%

	R. Darby Boland 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	14,355,050	(4)	6.7%

	Thomas A. Dapogny 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	2,933,716	(5)	1.4%

	Edward F. Eaton 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	958,726	(6)	0.4%

	Karen Shoemaker 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	234,000	(7)	0.1%

	Scott Jacox 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	0		0%

	Ruben Fragoso 7339 Paseo Del Volcan Albuquerque, New Mexico 87121	0		0%

	PacifiCorp Funding Partners Trust c/o The Newhaven Group(8) 40 Gerard Street London, England W1V 7 LP	135,917,400	(9)	49.9%

	Patricia Parsons 2820 Sugarloaf Club Drive Duluth, Georgia 30097	14,397,625	(10)	6.7%

	Douglas E Smith 46 Delegal Savannah, Georgia 31411	20,706,181	(11)	9.6%

	Richard Trolard 6 Emerald Terrace #1 Swansea, Illinois 62226	12,128,970	(12)	5.7%

(1)             Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership with respect to the number of shares of our common stock actually outstanding at April 5, 2007. As of April 5, 2007, we had 214,825,989 common shares, $.0001 par value, outstanding.

(2)             The percentage is based on 214,825,989 shares of common stock outstanding as of December 31, 2006.

(3)             Includes exercisable warrants for the purchase of 5,906,312 shares of common stock.

(4)             Includes exercisable warrants for the purchase of 735,000 shares of common stock.

(5)             Includes exercisable warrants for the purchase of 903,922 shares of common stock.

(6)             Includes exercisable warrants for the purchase of 756,462 shares of common stock.

(7)             Includes exercisable warrants for the purchase of 40,000 shares of common stock.

(8)             Fergus Anstock serves as the Trustee/Protector of PacifiCorp Funding Partners Trust and is consequently the natural person who would be considered the beneficial owner of the shares held in the name of PacifiCorp Funding Partners Trust.

(9)             Includes 2,502,960 currently un-issued shares to be issued pursuant to warrants that PacifiCorp has transferred funds to exercise (but has not provided the required Notice of Exercise) and the remaining exercisable warrants for the purchase of 57,497,040 shares of common stock issued to PacifiCorp Funding Partners Trust pursuant to the PacifiCorp Agreement.

(10)       Includes exercisable warrants for the purchase of 1,200,000 shares of common stock.

(11)       Includes exercisable warrants for the purchase of 3,726,000 shares of common stock. 28,042 shares are held in the name of “Smith Family Trust, Douglas E. Smith, TTEE.”

(12)       Includes exercisable warrants for the purchase of 250,000 shares of common stock.

There are no arrangements the operation of which would result in a change in control of Utilicraft Aerospace Industries, Inc.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with related persons, promoters, or control persons that required disclosure during the period covered by this report.

ITEM 13. EXHIBITS, LISTS and REPORTS on FORM 8-K

     (a)  EXHIBITS

Exhibit No.	Description of Document

2.1	Reorganization Agreement

3.1	Articles of Incorporation of the Company filed December 10, 2004.

3.2	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations filed July 1, 2005

3.3	Bylaws of the Company adopted December 9, 2004.

4.1	$2,000,000 Private Placement Memorandum of Understanding and Subscription Agreement dated January 19, 2005

4.2	Private Placement Loan December 2004 Memorandum of Understanding (John Scott) dated December 16, 2004

4.3	Private Placement Loan December 2004 Memorandum of Understanding (Marion Nicastro) dated December 15, 2004

4.4	Private Placement Loan December 2004 Memorandum of Understanding (James P McGowen) dated December 14, 2004

4.5	Private Placement Loan December 2004 Memorandum of Understanding (Nathan L. Graves) dated December 14, 2004

5.1	Opinion on Legality dated October 30, 2006

10.1	Employment Agreement — John J. Dupont dated December 10, 2004

10.2	Employment Agreement — R. Darby Boland dated December 10, 2004

10.3	Employment Agreement —Thomas A. Dapogny dated December 10, 2004

10.4	Employment Agreement — Karen Shoemaker dated December 10, 2004

10.5	Employment Agreement — Scott Jacox dated August 1, 2005

10.6	Employment Agreement — Ruben Fragoso dated August 1, 2005

10.7	Assignment dated December 10, 2004

10.8	Assignment 1 dated December 10, 2004

10.9	Assignment 2 dated December 10, 2004

10.10	Royalty Agreement dated December 10, 2004

10.11	Purchase Agreement Dated March 18, 2005, An Aircraft Sub-Assembly Manufacturing Agreement Between Utilicraft Aerospace Industries, Inc. and Metalcraft Technologies, Inc.

10.12	Double Eagle II Airport Ground Lease, Utilicraft Aerospace Industries, Inc.

10.13	Double Eagle II Airport Hangar Lease, Utilicraft Aerospace Industries, Inc.

10.14	Sublease Agreement between American Utilicraft Corporation (lessor) and Utilicraft Aerospace Industries, Inc. (lessee) dated March 28, 2005.

10.15	Aircraft Lease Agreement dated July 1, 2005

10.16	Utilicraft Aerospace Industries, Inc. Purchase Order No. AMI-03-05-SOW-2 dated March 25, 2005

10.17	Master Financing Agreement Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. dated effective as of May 6, 2005

10.18	Amended Master Financing Agreement Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. dated effective as of September 12, 2005

10.19	Lease Agreement between Utilicraft Aerospace Industries, Inc. and Plaza II Executive Center, Inc. dated July 25, 2005

10.20	First Amendment to Employment Agreement — John J. Dupont dated February 22, 2006

10.21	Utilicraft Aerospace Industries, Inc. Purchase Order No. D3-07-05-SOW-1 dated July 25. 2005

10.22	Letter of Intent to Purchase 100 (One-Hundred) FF-1080-300 Aircraft between Benin Airlines SA and Utilicraft Aerospace Industries, Inc. dated December 2, 2005

10.24	First Amendment to the Double Eagle II Airport Hangar Lease, Utilicraft Aerospace Industries, Inc.

10.25	Loan Agreement dated January 15, 2006

10.26	Loan Memorandum dated March 31, 2006

10.27	Amendment to Lease Agreement between Plaza II Executive Center as Lessor and Utilicraft Aerospace Industries, Inc. as Lessee dated August 1, 2006
10.28	Employment Agreement — Randy Moseley dated March 16, 2007 *

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                    Filed herewith

(b)  Reports on Form 8-K.

On  March 30, 2007,  we filed a Form 8-K  announcing  the  appointment of principal officers for the Company.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Board of Directors approved the engagement of Turner, Stone & Company, LLP as our independent auditors for the year ended December 31, 2006.

AUDIT FEES

The aggregate fees billed by Turner, Stone & Company, LLP for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005, were approximately $22,000 and $33,450, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Turner, Stone & Company, LLP for assurance and related services rendered by Turner, Stone & Company, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2006 and 2005 were approximately $34,425 and $5,750, respectively.

TAX FEES

The aggregate fees billed by Turner, Stone & Company, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005, were approximately $9,450 and $ -0- respectively.

ALL OTHER FEES

No other fees were billed by Turner, Stone & Company, LLP for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2007	Utilicraft Aerospace Industries, Inc.

By:	/s/ John Dupont
John Dupont, President, Chief Executive Officer, and
Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Dupont, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2007	/s/ John Dupont
John Dupont, President, Chief Executive Officer,
and Chairman of the Board of Directors

Date: April 27, 2007	/s/ Robert Darby Boland
Robert Darby Boland Executive Vice President and Director

Date: April 27, 2007	/s/ Edward F. Eaton
Edward F. Eaton Director

FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting  principles of the United States of America.

The  following  financial  statements  pertaining  to Utilicraft Aerospace Industries, Inc. are filed as part of this 10KSB:

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of December 31, 2006	F-2

Statements of Operations for the Years Ended December 31, 2006 and 2005 and Period from inception (December 9, 2004) to December 31, 2006	F-3

Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and 2005 and Period from inception (December 9, 2004) to December 31, 2006	F-4

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005 and Period from inception (December 9, 2004) to December 31, 2006	F-5 to F-6

Notes to Financial Statements	F-7 to F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Utilicraft Aerospace Industries, Inc.

We have audited the accompanying balance sheet of Utilicraft Aerospace Industries, Inc. (the Company) (a development stage company) as of December31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and the period from December 9, 2004 (inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utilicraft Aerospace Industries, Inc. as of December 31, 2006 and the results of its operations and cash flows for the periods set forth above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations of approximately $8,600,000 since inception in December 2004, has experienced negative cash flows from operations of approximately $2,600,000 since inception in December 2004 and has a working capital deficiency of approximately $4,300,000 at December 31, 2006, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas

April 23, 2007

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

Balance Sheet

December 31, 2006

Assets

Current assets:
Cash	$35,800

Total current assets	35,800

Computer equipment, net of depreciation of $6,829	20,221

Other assets:
Lease security deposits and other assets	23,250
Prototypes for design aircraft	312,804
336,054

Total assets	$392,075

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$512,284
Payroll taxes payable	353,697
Accrued interest, related party	48,874
Rent payable, related party	114,000
Accrued aircraft rent, related party	45,000
Deferred compensation	2,712,537
Loans and advances from related party	548,941
Total current liabilities	4,335,333

Long-term liabilities:
Deferred rent obligation	66,000

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.0001 par value, 475,000,000 shares authorized, 214,825,989 shares issued and outstanding	21,482
Additional paid-in capital	4,577,335
Deficit accumulated during the development stage	(8,608,075)
Total stockholders’ equity (deficit)	(4,009,258)

Total liabilities and stockholders’ equity (deficit)	$392,075

The accompanying notes are an integral part of these financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

Statements of Operations

			Period From
			December 9, 2004
	Year Ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenues	$—	$—	$—

Operating expenses:

Related party reorganization costs (Notes 1 and 2)	—	—	3,519,073
Compensation and related costs	1,006,384	2,311,945	3,360,529
General and administrative, exclusive of compensation cost shown separately above	505,604	709,302	1,235,128

Engineering, research and development	174,445	261,428	439,753

Interest expense	30,393	23,199	53,592
Total operating expenses	1,716,826	3,305,874	8,608,075

Loss before provision for income taxes	(1,716,826)	(3,305,874)	(8,608,075)

Provision for income taxes	—	—	—

Net loss	$(1,716,826)	$(3,305,874)	$(8,608,075)

Basic net loss per share based on weighted average common shares	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	155,516,257	142,342,517

The accompanying notes are an integral part of these financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 9, 2004	—	$—	$—	$—	$—

Issuance of common stock in reorganization transaction	111,738,769	11,174	(11,174)	—	—

Net loss	—	—	—	(3,585,375)	(3,585,375)

Balance at December 31, 2004	111,738,769	11,174	(11,174)	(3,585,375)	(3,585,375)

Issuance of common stock for cash	20,000,000	2,000	1,998,000	—	2,000,000

Issuance of common stock for services	20,000,000	2,000	1,398,000	—	1,400,000

Issuance of common stock for financing commitment	60,584,260	6,058	(6,058)	—	—

Net loss for year ended December 31, 2005	—	—	—	(3,305,874)	(3,305,874)

Balance at December 31, 2005	212,323,029	21,232	3,378,768	(6,891,249)	(3,491,249)

Issuance of common stock for exercise of warrants, net of $271,000 financing costs	2,502,960	250	1,195,189	—	1,195,439

Accrued interest converted to warrants	—	—	3,378	—	3,378

Net loss for year ended December 31, 2006	—	—	—	(1,716,826)	(1,716,826)

Balance at December 31, 2006	214,825,989	$21,482	$4,577,335	$(8,608,075)	$(4,009,258)

The accompanying notes are an integral part of these financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Period From
			December 9, 2004
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Cash flows from operating activities:

Net loss	$(1,716,826)	$(3,305,874)	$(8,608,075)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,829	—	6,829
Non-cash portion of related party reorganization costs	—	—	2,450,615
Common stock issued for services	—	1,400,000	1,400,000
Deferred compensation	287,332	519,397	853,429
Expenses paid by related party	101,697	104,355	206,052
Compensation paid by AMUC	—	46,923	46,923
Deferred rent	18,000	48,000	66,000
Changes in operating assets and liabilities:
Prepaid expenses	26,400	(26,400)	—
Lease security deposits and other assets	17,870	(41,120)	(23,250)
Deferred financing costs	176,172	(176,172)	—
Accounts payable and accrued expenses	87,508	328,023	435,133
Accounts payable, AMUC	—	(1,068,458)	—
Payroll taxes payable	170,227	187,080	357,307
Accrued interest, related party	26,046	22,828	48,874
Rent payable, related party	—	114,000	114,000
Accrued aircraft rent, related party	30,000	15,000	45,000
Deferred compensation	—	(33,000)	(33,000)
Net cash used in operating activities	(768,745)	(1,865,418)	(2,634,163)

Cash flows from investing activities:
Purchase of prototypes for design aircraft	(79,729)	(233,075)	(312,804)
Purchase of computers	(27,050)	—	(27,050)
Net cash used in investing activities	(106,779)	(233,075)	(339,854)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,466,439	2,000,000	3,466,439
Financing cost associated with common stock	(271,000)	—	(271,000)
Advances from related party	3,378	119,000	122,378
Repayment of advances from related party	(288,000)	(20,000)	(308,000)
Net cash provided by financing activities	910,817	2,099,000	3,009,817

Net increase in cash	35,293	507	35,800
Cash at beginning of period	507	—	—
Cash at end of period	$35,800	$507	$35,800

Interest paid	$—	$371	$371

The accompanying notes are an integral part of these financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

Statements of Cash Flows

Supplemental Disclosures of Non-Cash

Investing and Financing Activities

			Period From
			December 9, 2004
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Assumption of obligations for deferred compensation of former AMUC officers	$—	$—	$1,892,108

Assumption of loans and advances from related party	$—	$—	$531,889

Assumption of accounts payable of AMUC	$—	$—	$1,145,609

The accompanying notes are an integral part of these financial statements.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Utilicraft Aerospace Industries, Inc., (the “Company”) was incorporated in the State of Nevada on December 9, 2004 and uses a December 31 year end.  It is a development stage, research and development company.  The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.  The research and development efforts are focused on the design of a system for moving freight, centered around a new aircraft specifically designed for feeder route segments, the FF-1080-300 Freight Feeder aircraft (FF-1080).  The Company is also engaged in the development of related systems for fuel management and electronic freight tracking (Note 2).

Basis of presentation and going concern uncertainty

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, since inception the Company has a loss from operations of approximately $8,600,000.  This is largely attributable to the reorganization costs associated with American Utilicraft Corporation (“AMUC”) (Note 2) and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company’s operations while raising capital to develop a prototype of the aircraft described above.  Cash losses from operations since inception have been approximately $2,634,000.  Although the Company has a working capital deficiency of approximately $4,300,000 at December 31, 2006, approximately $3,310,000 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern.  In the opinion of management, approximately $15,000,000 will be required over the next twelve months to remove any threat to the continuation of its business during such time.  The Company has entered into a financing agreement as more fully discussed in Note 5, with PacifiCorp Funding Partners Trust (“PacifiCorp”), to potentially provide between $40,000,000 and $80,000,000 in equity financing.  Despite these activities, there can be no assurance that management’s efforts to adequately capitalize the Company will be successful.

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating expenses during the reporting periods.  Actual results could differ from these estimates.

Cash and cash flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months.  None of the Company’s cash is restricted.

The Company maintains cash accounts, which could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2006, the Company did not have any other financial instruments.

Stock Based Compensation

Effective September 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In 2006, the Financial Accounting Standards Board issued the following:

- SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

 - SFAS No. 156: Accounting for Servicing of Financial Assets

 - SFAS No. 157: Fair Value Measurements

 - SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

Income taxes

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Net loss per share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares (see Note 5) and is computed by dividing net loss by the adjusted weighted average number of shares during the periods. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares, plus the number of incremental shares of common stock contingently issuable upon the exercise of the outstanding warrants, (Notes 3 and 5).  No effect has been given to the potential exercise of the warrants because their effect would be anti-dilutive.

Basic net loss per share has been computed as follows:

	Year	Year
	Ended	Ended
	December 31, 2006	December 31, 2005

Net loss	$(1,716,826)	$(3,305,874)

Weighted average common shares outstanding	213,879,386	181,019,509
Less - weighted average contingently returnable shares	(58,363,129)	(38,676,992)
Adjusted weighted average for basic net loss per share computation	155,516,257	142,342,517
Basic net loss per share	$(0.01)	$(0.02)

Engineering, research and development

The Company expenses engineering, research and development costs as they are incurred.  For the years ended December 31, 2006 and 2005, respectively, and for the period from December 9, 2004 (inception) through December 31, 2006, such costs were $174,445, $261,428 and $439,753, respectively.  These amounts relate to research and development of the Company’s new aircraft design.  Costs directly related to building a prototype aircraft which will have an alternative future use are being capitalized.  Upon completion, these costs will be depreciated over the then estimated useful lives.

Patents

In December 2004, the Company obtained the assignment of rights to three U.S. patents from its President pursuant to the terms of his “Employment Agreement.” One patent is for the design of the FF-1080 aircraft. Another is a method patent that incorporates the design in an integrated air cargo information system for an electronic freight tracking system. The third patent is for a system that computes the most economical route segment based on the change in aircraft gross weight on each segment resulting in better fuel efficiency.

The Company’s access to the patents was obtained from the Employment Agreement discussed above with its President, and were not assigned any value because  all of the costs and obligations incurred in connection with obtaining access to the patents were not paid to its President but were paid to AMUC, its stockholders and creditors aggregating approximately $3,519,000 and were expensed at the reorganization date of December 9, 2004 and reflected in the accompanying financial statements as “Related party reorganization costs.”

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

2.             TRANSACTIONS WITH AMERICAN UTILICRAFT CORPORATION

The Company was effectively reorganized from American Utilicraft Corporation (“AMUC”) through the issuance of 111,444,769 common shares to AMUC and 294,000 common shares issued directly to AMUC stockholders, effective for accounting purposes as of December 9, 2004.  AMUC distributed the shares it received to its stockholders.  AMUC was engaged in the development of the FF-1080-300 prior to the forming of UAI.  As consideration for the release of any claims to the patent rights (Note 1), the Company paid approximately $1,095,000 to AMUC or directly to its creditors and assumed liabilities for deferred compensation to former officers and employees of AMUC of approximately $1,892,000 and debt to an officer of approximately $532,000.  Such amounts have been reflected as “Related party reorganization costs” in the accompanying statements of operations as discussed in Note 1.

Since the Company acquired none of the assets of AMUC nor assumed any business formerly operated by AMUC, no financial statements of AMUC are presented.  The reorganization transactions were accounted for at the fair value of cash paid and liabilities assumed.

3.             CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is not complex.  The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share.  The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock

No shares of preferred stock have been issued as of December 31, 2006.

Common stock

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights

As of December 31, 2006, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services

Effective May 6, 2005, the Company issued 20,000,000 shares to two executive officers for services rendered in connection with pre-incorporation services and their agreement to serve as directors.  The shares were valued at $.07 per share based on shares issued in February and March 2005 for cash at $.10 per share.  Management of the Company estimated the value below the cash price of $.10 per share because the shares contained no registration rights and contain resale restrictions.  The expense is reflected in the accompanying statements of operations under “compensation and related costs.”

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

3.             CAPITAL STRUCTURE DISCLOSURES -CONTINUED

Warrants

A summary of all the Company’s warrants outstanding at December 31, 2006 and 2005, respectively and the changes during the years then ended is presented in the following table.

	AMUC		Related
	Stockholders	PacifiCorp	Party	Total

Warrants outstanding, December 31, 2004	17,287,664	—	—	17,287,664

Issued	—	60,000,000	—	60,000,000

Warrants outstanding, December 31, 2005	17,287,664	60,000,000	—	77,287,664

Issued	—	—	1,084,388	1,084,388

Exercised	—	(2,502,960)	—	(2,502,960)

Warrants outstanding, December 31, 2006	17,287,664	57,497,040	1,084,388	75,869,092

As of December 31, 2006, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company’s common stock at prices ranging from $.10 to $5.00 per share.  All such warrants expire in January 2008.  See Note 5 for a description of warrants issued in connection with a financing agreement to purchase 60,000,000 shares of common stock.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006 (Note 5).  The warrants are exercisable at $1.00 per share over three years from April 15, 2006 and March 31, 2006.

4.             INCOME TAXES

The Company accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

4.             INCOME TAXES -CONTINUED

At December 31, 2006 and December 31, 2005, the Company’s only deferred tax assets, are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $2,912,000 and $2,335,660, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operating tax loss carryforwards of approximately $3,960,000 incurred since inception.  These net operating losses expire from 2024 through 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate is as follows:

			Period From
			December 9,
			2004
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Tax benefit computed at statutory rate	$562,000	$1,116,000	$2,912,000

Increase in valuation allowance	(562,000)	(1,116,000)	(2,912,000)

	$—	$—	$—

5.             COMMITMENTS AND CONTINGENCIES

Funding commitment

The Company entered into a financing agreement (the “Agreement”) effective September 12, 2005 with PacifiCorp Funding Partners Trust (“PacifiCorp”) to provide equity financing of a minimum of $40,000,000 and a maximum of $80,000,000 through the exercise of warrants for the purchase of up to 60,000,000 shares.  The terms of the warrants are as follows:

(i)                                     Warrants for the purchase of 20 million shares are exercisable at $.50 per share for a period of 360 days after execution of the Agreement (the exercise period has been extended to June 30, 2007 by the Company);

(ii)                                  Warrants for the purchase of 30 million shares are exercisable at $1.50 per share for a period of 540 days after execution of the Agreement (the exercise period has been extended to June 30, 2007 by the Company;

(iii)                               And, warrants for the purchase of 10 million shares are exercisable at $2.50 per share for a period of 720 days after execution of the Agreement.

As consideration for PacifiCorp’s funding efforts, the Company and two executive officers collectively agreed to contribute a total of 80,000,000 shares (the “PacifiCorp Shares”) of restricted common stock of the Company to PacifiCorp.  The PacifiCorp Shares consist of 60,584,260 common shares newly issued by the Company to PacifiCorp (these shares are considered legally issued and outstanding and are entitled to full voting rights and dividends, provided that in the event PacifiCorp fails to meet its funding obligations and the subsequent return of any portion of the shares, PacifiCorp will have an obligation to repay any dividends on returned shares), and a total of 19,415,740 common shares personally transferred to PacifiCorp from the two executive officers.

In the event that PacifiCorp fails to exercise warrants sufficient to generate the minimum funding ($40,000,000) within 540 days following the execution of the Agreement (effectively, March 6, 2007), extended by the Company to June 30, 2007, upon demand, PacifiCorp will be obligated to return all of the PacifiCorp Shares to the Company and return all unexercised warrants for cancellation or resale.  The Agreement allows the parties to renegotiate the terms of exercise of the warrants, whether as to exercise price or period, in the event of the establishment of a public market for the Company’s common stock.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

5.             COMMITMENTS AND CONTINGENCIES - CONTINUED

The 60,584,260 new PacifiCorp Shares issued by the Company were not valued under the provisions of SFAS 123R since there is no performance commitment other than to return the shares.  The value of the above warrants was determined by management to be insignificant and, accordingly, no value was assigned to the warrants.  Any shares returned by PacifiCorp due to failure to exercise sufficient warrants to generate the minimum funding will be returned pro-rata to the Company and the executive officers.  Though PacifiCorp may be obligated to return the PacifiCorp Shares, upon obtaining authorization from an Officer of the Company, it is authorized to transfer such shares to third parties during the period the Agreement remains in effect. Because the new PacifiCorp shares are contingently returnable until the minimum funding of $40,000,000 is reached, all unearned shares as of December 31, 2006 (58,363,129 common shares) have been excluded from the weighted average common shares used in computing basic net loss per share until all necessary conditions have been satisfied or when the shares are no longer returnable.

During the year ended December 31, 2006, PacifiCorp transferred net funds totaling $1,466,439 to the Company for exercise of warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share.  Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 PacifiCorp Shares to third parties.  Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of December 31, 2006, the Company has recognized 2,221,131 of the 60,584,260 PacifiCorp Shares transferred as “earned.” In addition, 711,829 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as “earned.”

The Company protects its rights with respect to return of the PacifiCorp Shares (in the event PacifiCorp fails to meet its minimum funding obligation) by maintaining control over the certificates representing PacifiCorp Shares that are registered in the name of PacifiCorp (i.e., the shares that have not been transferred to third parties) as well as any shares issued upon the exercise of the warrants in the name of PacifiCorp (“PacifiCorp Warrant Shares”). As such, the Company is effectively able to insure that PacifiCorp will be able to meet share return obligations in the event it is unable to meet minimum funding obligations under the Agreement.

Operating leases

The Company is presently obligated under several operating leases.

Ground Lease, City of Albuquerque, New Mexico

This lease, effective March 31, 2005, is for the Company’s future primary operations and manufacturing facility.  The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five year lease in January 2010.  The abatement results in 100% of the first year’s rent and 50% of the next four years’ rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.  During the first year of the lease, abated monthly rentals of $4,000 were accrued. In April 2006, the abated monthly rentals were reduced to $2,000 per month.  This abated rent obligation is reflected in the accompanying balance sheet as “Deferred rent obligation.”   During the years ended December 31, 2006 and 2005, respectively, the Company recorded rent expense under this lease of $48,000 and $48,000, respectively.

At the end of the initial five year period, the lease provides for changes in the annual rent during each successive five year period throughout its 20 year term based on changes in the fair market value of the underlying land.

Hanger Lease, City of Albuquerque, New Mexico

This lease is for temporary space until the Company’s permanent facility is constructed as discussed above.  Monthly rentals are $3,600 on a month-to-month basis beginning March 1, 2006.   During the year ended December 31, 2006, the Company recorded lease expense under this lease of $50,699.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

5.             COMMITMENTS AND CONTINGENCIES - CONTINUED

Aircraft Lease, Related Party, J.D. Aero, LLC

The Company leases an aircraft from a company wholly owned by the Company’s President.  The lease is for five year term with monthly payments of $2,500. During the years ended December 31, 2006 and 2005 and  for the period from December 9, 2004 (inception) through December 31, 2006, the Company recorded rent expense under this lease of $30,000, $21,478 and $51,478, respectively.

In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080.  Under terms of the lease, these additions remain the property of J.D. Aero, L.L.C.

Sublease with Related Party, AMUC

Effective April 2005, the Company executed a lease for temporary space in Georgia from AMUC.  The lease was on a month-to-month basis at $19,000 per month.  During the year ended December 31, 2005, and the period from December 9, 2004 (inception) through December 31, 2006, the Company recorded rent expense under this lease of $171,000.

Effective January 1, 2006, this lease was terminated.

The following is a schedule of future minimum rental payments required under the above long-term operating leases for the next five calendar years:

Year	Amount

2007	$78,000
2008	78,000
2009	78,000
2010	63,000
$297,000

Purchase commitments

Once production of the Company’s prototype aircraft commences, purchase commitments will consist primarily of agreements for raw materials and parts needed in the Company’s aircraft manufacturing operations.

The Company estimates it will spend approximately $15,000,000 over the next 12 months for its prototype performance flight test aircraft, engineering and general and administrative expenses.

An engineering contract for the wing design and a wind tunnel is in place for approximately $325,000, of which approximately $87,150, has been paid through December 31, 2006, and is reflected in “Prototypes for design aircraft” on the accompanying balance sheet.

Executive compensation

The Company is obligated under the terms of employment contracts for seven of its executive officers.  The terms of the contracts are generally five years and provide for annual salaries of $95,000 to $300,000 each.  The annual compensation for these seven executive officers aggregates approximately $1,120,000.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

5.             COMMITMENTS AND CONTINGENCIES - CONTINUED

The contracts provide for substantial increases based on certain future events that, if achieved by the Company, would raise the aggregate annual compensation to approximately $1,500,000, subject to inflation adjustments.

The contracts also provide for bonuses based on certain numbers of aircrafts sold in the future.  Certain officers may earn a bonus based on rates varying from 1/16 of 1% to 3% of the aircraft’s selling price.

The employment agreement for the President of the Company also provides that he will receive a bonus equal to 4% of the “net profits,” as defined, in each fiscal year.

If there is a change in control, of the Company, as defined, each officer is subject to significant severance benefits, which provide, among other things, for ten times then current salary, allowance to surrender stock options, receive health benefits for two years and to pay legal expenses to defend the officer’s contract up to $250,000 each.

Royalties to officer/founder

As part of the consideration for transferring use of the patents to the Company that are owned by the President, in December 2004, the Company agreed to pay royalties in the amount of 3% of the Company’s gross proceeds on all sales of the FF-1080 Series of aircraft to its President.  Such royalties are payable within thirty days of receipt for payments on such aircraft.  Royalties are payable on the first 2000 aircraft sold by the Company.

Pursuant to the employment agreement of the President, if it expires without renewal or is terminated for any reason except one that would cause revocation of the patent assignments, the Company may continue the development, manufacture and sale of the FF-1080 Series of aircraft subject to the payment of additional royalties equal to 3% of the gross sales of the products. This would be in addition to the royalties payable that are discussed above.

6.             RELATED PARTY TRANSACTIONS

As discussed in Note 2, the Company assumed the obligation for loans and advances made to AMUC by J.D. Aero, LLC (“Aero”) and the Company’s President, of $532,000.  As of December 31, 2006, these loans and advances, which bear interest at 4% and are unsecured, aggregated $548,941, plus accrued and unpaid interest of $48,874, and are reflected in “Loans and advances from related party” and “Accrued interest, related party” on the accompanying balance sheet.  For the years ended December 31, 2006 and 2005 and the period from December 9, 2004 (inception) to December 31, 2006, interest expense of $30,393, $23,199 and $53,592, respectively, has been reflected in the accompanying statements of operations.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the advance portion of the loans, which were $317,841 at the conversion date (Note 3).  Accordingly, accrued interest of $3,378 has been included in additional paid-in capital during the year ended December 31, 2006.  The warrants are exercisable at $1.00 per share over three years from April 15, 2006 and March 31, 2006.

As of December 31, 2006, the balance of all advances to the Company’s President was reduced to approximately $124,000 and the balance of the Aero loan was $450,000.