Form 10QSB
period 2007-03-31
Utilicraft Aerospace Industries, Inc.
filed 2007-05-11
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-128758

UTILICRAFT AEROSPACE INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-1990623
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7339 Paeso Del Volcan
Albuquerque, New Mexico	87121
(Address of principal executive offices)	(Zip Code)

31-20-676-0304

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes      ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, par value $.0001 per share	214,825,989 shares

Transitional Small Business Disclosure Format (check one):  Yes     ☐  No     ☒

UTILICRAFT AEROSPACE INDUSTRIES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

Utilicraft Aerospace Industries, Inc.
(A Development Stage Company)
(UNAUDITED)
Balance Sheet
March 31, 2007

Assets

Current assets:
Cash	$18,536

Total current assets	18,536

Computer equipment, net of depreciation of $8,181	18,868

Other assets:
Lease security deposits and other assets	23,250
Prototypes for design aircraft	312,804
336,054

Total assets	$373,458

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$575,397
Payroll taxes payable	382,133
Accrued interest, related party	54,320
Rent payable, related party	114,000
Accrued aircraft rent, related party	52,500
Deferred compensation	2,832,329
Loans and advances from related party	540,241
Total current liabilities	4,550,920

Long-term liabilities:
Deferred rent obligation	72,000

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value, 25,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.0001 par value, 475,000,000 shares authorized, 214,825,989 shares issued and outstanding	21,482
Additional paid-in capital	4,737,335
Deficit accumulated during the development stage	(9,008,279)
Total stockholders’ equity (deficit)	(4,249,462)

Total liabilities and stockholders’ equity (deficit)	$373,458

The accompanying notes are an integral part of these unaudited financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

(UNAUDITED)

Statements of Operations

	Three Months Ended	Three Months Ended	Period From December 9, 2004 (Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenues	$—	$—	$—

Operating expenses:

Related party reorganization costs (Notes 1 and 2)	—	—	3,519,073
Compensation and related costs	268,600	196,952	3,629,129
General and administrative, exclusive of compensation cost shown separately above	108,934	169,014	1,344,062

Engineering, research and development	17,224	15,469	456,977

Interest expense	5,446	8,078	59,038
Total operating expenses	400,204	389,513	9,008,279

Loss before provision for income taxes	(400,204)	(389,513)	(9,008,279)

Provision for income taxes	—	—	—

Net loss	$(400,204)	$(389,513)	$(9,008,279)

Basic net loss per share based on weighted average common shares	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	157,228,752	142,342,517

The accompanying notes are an integral part of these unaudited financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

(UNAUDITED)

Statements of Cash Flows

	Three Months Ended	Three Months Ended	Period From December 9, 2004 (Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Cash flows from operating activities:

Net loss	$(400,204)	$(389,513)	$(9,008,279)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,353	—	8,182
Non-cash portion of related party reorganization costs	—	—	2,450,615
Common stock issued for services	—	—	1,400,000
Deferred compensation	119,792	93,620	973,221
Expenses paid by related party	—	—	206,052
Compensation paid by AMUC	—	—	46,923
Deferred rent	6,000	—	72,000
Changes in operating assets and liabilities:
Prepaid expenses	—	—	—
Lease security deposits and other assets	—	(7,201)	(23,250)
Deferred financing costs	—	—	—
Accounts payable and accrued expenses	63,113	116,783	498,246
Accounts payable, AMUC	—	—	—
Payroll taxes payable	28,436	(38,404)	385,743
Accrued interest, related party	5,446	8,078	54,320
Rent payable, related party	—	—	114,000
Accrued aircraft rent, related party	7,500	7.500	52,500
Deferred compensation	—	—	(33,000)
Net cash used in operating activities	(168,564)	(209,137)	(2,802,727)

Cash flows from investing activities:
Purchase of prototypes for design aircraft	—	—	(312,804)
Purchase of computers	—	—	(27,050)
Net cash used in investing activities	—	—	(339,854)

Cash flows from financing activities:
Proceeds from issuance of common stock	160,000	374,960	3,626,439
Financing cost associated with common stock	—	—	(271,000)
Advances from related party	—	106,697	122,378
Repayment of advances from related party	(8,700)	(110,000)	(316,700)
Net cash provided by financing activities	151,300	371,657	3,161,117

Net increase in cash	(17,264)	162,520	18,536
Cash at beginning of period	35,800	507	—
Cash at end of period	$18,536	$163,027	$18,536

Interest paid	$—	$—	$371

The accompanying notes are an integral part of these unaudited financial statements.

Utilicraft Aerospace Industries, Inc.

(A Development Stage Company)

(UNAUDITED)

Statements of Cash Flows

Supplemental Disclosures of Non-Cash

Investing and Financing Activities

	Three Months Ended	Three Months Ended	Period From December 9, 2004 (Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Assumption of obligations for deferred compensation of former AMUC officers	$—	$—	$1,892,108

Assumption of loans and advances from related party	$—	$—	$531,889

Assumption of accounts payable of AMUC	$—	$—	$1,145,609

The accompanying notes are an integral part of these unaudited financial statements.

UTILICRAFT AEROSPACE INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

1.             BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and  Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006, which was filed April 27, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Utilicraft Aerospace Industries, Inc. as of March 31, 2007 and the results of its Operations and cash flows for the three months then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Utilicraft Aerospace Industries, Inc., (the “Company”) was incorporated in the State of Nevada on December 9, 2004 and uses a December 31 year end.  It is a development stage, research and development company.  The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system.  The research and development efforts are focused on the design of a system for moving freight, centered around a new aircraft specifically designed for feeder route segments, the FF-1080-300ER Freight Feeder aircraft.  The Company is also engaged in the development of related systems for fuel management and electronic freight tracking (Note 2).

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, since inception the Company has a loss from operations of approximately $9,000,000.  This is largely attributable to the reorganization costs associated with American Utilicraft Corporation (“AMUC”) (Note 3) and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company’s operations while raising capital to develop a prototype of the aircraft described above.  Cash losses from operations since inception have been approximately $2,800,000.  Although the Company has a working capital deficiency of approximately $4,530,000 at March 31, 2007, approximately $3,480,000 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

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

 There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2007.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair value of financial instruments

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2007, the Company did not have any other financial instruments.

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

In 2006, the Financial Accounting Standards Board issued the following:

•  SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

•  SFAS No. 156: Accounting for Servicing of Financial Assets

•  SFAS No. 157: Fair Value Measurements

•  SFAS No. 158: Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

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

Net loss per share

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares (see Note 6) and is computed by dividing net loss by the adjusted weighted average number of shares during the periods. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares, plus the number of incremental shares of common stock contingently issuable upon the exercise of the outstanding warrants, (Notes 4 and 6).  No effect has been given to the potential exercise of the warrants because their effect would be anti-dilutive.

Basic net loss per share has been computed as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Net loss	$(400,204)	$(389,513)

Weighted average common shares outstanding	215,349,545	000000
Less - weighted average contingently returnable shares	(58,120,793)	(000000000)
Adjusted weighted average for basic net loss per share computation	157,228,752	151,886,769
Basic net loss per share	$(0.01)	$(0.01)

Engineering, research and development

The Company expenses engineering, research and development costs as they are incurred.  For the months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively, and for the period from December 9, 2004 (inception) through December 31, 2006, such costs were $17,224, $174,445, $261,428 and $456,977, respectively.  These amounts relate to research and development of the Company’s new aircraft design.  Costs directly related to building a prototype aircraft which will have an alternative future use are being capitalized.  Upon completion, these costs will be depreciated over the then estimated useful lives.

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

3.             TRANSACTIONS WITH AMERICAN UTILICRAFT CORPORATION

The Company was effectively reorganized from American Utilicraft Corporation (“AMUC”) through the issuance of 111,444,769 Common shares to AMUC and 294,000 common shares issued directly to AMUC stockholders, effective for accounting purposes as of December 9, 2004.  AMUC distributed the shares it received to its stockholders.

AMUC was engaged in the development of the FF-1080-300ER prior to the forming of UAI.  As consideration for the release of any claims to the patent rights (Note 2), the Company paid approximately $1,095,000 to AMUC or directly to its creditors and assumed liabilities for deferred compensation to former officers and employees of AMUC of approximately $1,892,000 and debt to an officer of approximately $532,000.  Such amounts have been reflected as “Related party reorganization costs” in the accompanying statements of operations as discussed in Note 2.

Since the Company acquired none of the assets of AMUC nor assumed any business formerly operated by AMUC, no financial statements of AMUC are presented.  The reorganization transactions were accounted for at the fair value of cash paid and liabilities assumed.

4.             CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is not complex.  The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share.  The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock

No shares of preferred stock have been issued as of March 31, 2007.

Common stock

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights

As of March 31, 2007, the Company has not adopted any employee stock option plans.

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

Warrants

A summary of all the Company’s warrants outstanding at March 31, 2007, December 31, 2006 and 2005, respectively and the changes during the years then ended is presented in the following table.

	AMUC Stockholders	PacifiCorp	Related Party	Total

Warrants outstanding, December 31, 2004	17,287,664	—	—	17,287,664

Issued	—	60,000,000	—	60,000,000

Warrants outstanding, December 31, 2005	17,287,664	60,000,000	—	77,287,664

Issued	—	—	1,084,388	1,084,388

Exercised	—	(2,502,960)	—	(2,502,960)

Warrants outstanding, December 31, 2006	17,287,664	57,497,040	1,084,388	75,869,092

Issued			250,000	250,000

Exercised	—	(320,000)	—	(320,000)

Warrants outstanding, March 31, 2007	17,287,664	57,177,040	1,334,388	75,799,092

As of March 31, 2007, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company’s common stock at prices ranging from $.10 to $5.00 per share.  All such warrants expire in January 2008.  See Note 6 for a description of warrants issued in connection with a financing agreement to purchase 60,000,000 shares of common stock.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006 (Note 7).  The warrants are exercisable at $1.00 per share over three years from April 15, 2006 and March 31, 2006.

In March of 2007, the Company issued warrants its Vice President and Chief Financial Officer 250,000 warrants to purchase 250,000 shares of common stock as part of his employment agreement.  The warrants are exercisable at $.50 per share.

5.             INCOME TAXES

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

At March 31, 2007, December 31, 2006 and December 31, 2005, the Company’s only deferred tax assets are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $3,045,000, $2,912,000 and $2,335,660, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operting tax loss carryforwards of approximately $6,500,000 incurred since inception.  These operating losses expire from 2024 through 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company’s effective tax rate is as follows:

				Period From
	Three Months			December 9,
	Ended	Year Ended	Year Ended	2004
	March	December	December	(Inception) to
	31,	31,	31,	March 31,
	2007	2006	2005	2007

Tax benefit computed at statutory rate	$133,0000	$577,000	$1,116,000	$3,045,000

Increase in valuation allowance	(133,000)	(577,000)	(1,116,000)	(3,045,000)

	$—	$—	$—	$—

6.             COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2006, PacifiCorp transferred funds totaling $1,466,439 to the Company for exercise of warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share.  Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 PacifiCorp Shares to third parties.  Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of December 31, 2006, the Company has recognized 2,221,131 of the 60,584,260 PacifiCorp Shares transferred as “earned.” In addition, 711,829 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as “earned.”

During the three months ended March 31, 2007, PacifiCorp transferred funds totaling $160,000 to the Company for exercise of warrants for the purchase of 320,000 shares at an exercise price of $.50 per share.  Notwithstanding the fact that PacifiCorp has only paid for the purchase of 3,252,960 shares as of March 31, 2007, it has requested and obtained transfer of a total of 5,078,160 PacifiCorp Shares to third parties.  Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of March 31, 2007, the Company has recognized 2,463,467 of the 60,584,260 PacifiCorp Shares transferred as “earned.” In addition, 789,493 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as “earned.”

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

Ground Lease, City of Albuquerque, New Mexico

This lease, effective March 31, 2005, is for the Company’s future primary operations and manufacturing facility.  The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five year lease in January 2010.  The abatement results in 100% of the first year’s rent and 50% of the next four years’ rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.  During the first year of the lease, abated monthly rentals of $4,000 were accrued. In April 2006, the abated monthly rentals were reduced to $2,000 per month.  This abated rent obligation is reflected in the accompanying balance sheet as “Deferred rent obligation.”   During the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively, the Company recorded rent expense under this lease of $12,000, $48,000 and $48,000, respectively.

At the end of the initial five year period, the lease provides for changes in the annual rent during each successive five year period throughout its 20 year term based on changes in the fair market value of the underlying land.

Hanger Lease, City of Albuquerque, New Mexico

This lease is for temporary space until the Company’s permanent facility is constructed as discussed above.  Monthly rentals are $3,600 on a month-to-month basis beginning March 1, 2006.   During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company recorded lease expense under this lease of $10,800 and $50,699, respectively.

Aircraft Lease, Related Party, J.D. Aero, LLC

The Company leases an aircraft from a company wholly owned by the Company’s President.  The lease is for five year term with monthly payments of $2,500. During the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005 and  for the period from December 9, 2004 (inception) through December 31, 2006, the Company recorded rent expense under this lease of $7,500, $30,000, $21,478 and $58,978, respectively.

In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080.  Under terms of the lease, these additions remain the property of J.D. Aero, L.L.C.

The following is a schedule of future minimum rental payments required under the above long-term operating leases for the next five calendar years:

Year	Amount

2007	$58,500
2008	78,000
2009	78,000
2010	63,000
$277,500

Purchase commitments

Once production of the Company’s prototype aircraft commences, purchase commitments will consist primarily of agreements for raw materials and parts needed in the Company’s aircraft manufacturing operations.

The Company estimates it will spend approximately $15,000,000 over the next 12 months for its Performance Flight Test Aircraft (“PFTA”), engineering and general and administrative expenses, and FAA Part 25 Type Certification.

An engineering contract for the wing design and a wind tunnel is in place for approximately $325,000, of which approximately $87,150, has been paid through March 31, 2007, and is reflected in “PFTA/design aircraft” on the accompanying balance sheet.

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

7.             RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company assumed the obligation for loans and advances made to AMUC by J.D. Aero, LLC (“Aero”) and the Company’s President, of $532,000.  As of March 31, 2007, these loans and advances, which bear interest at 4% and are unsecured, aggregated $540,241, plus accrued and unpaid interest of $54,320, and are reflected in “Loans and advances from related party” and “Accrued interest, related party” on the accompanying balance sheet.  For the three months ended March 31, 2007, and the years ended December 31, 2006 and 2005 and the period from December 9, 2004 (inception) to December 31, 2006, interest expense of $5,446, $30,393, $23,199 and $59,038, respectively, has been reflected in the accompanying statements of operations.

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

In March of 2007, the Company issued warrants its Vice President and Chief Financial Officer 250,000 warrants to purchase 250,000 shares of common stock as part of his employment agreement.  The warrants are exercisable at $.50 per share.

Item 2. Management’s Discussion and Analyses of Financial Condition and Results of Operation

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

The budget for completion of the PFTA and FAA certification, both in time and money, is largely based on the availability of funds.  If we are unable to obtain required funding on a timely basis, both these budgets will likely be exceeded, and it will cost more and take longer to accomplish these tasks.

Overview

We are a development stage research and development company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations.  The Company has incurred net losses from operations of $9,000,000 for the period from inception to March 31, 2007.  Our ability to continue as a going concern is subject to sales of stock, the vagaries of the market for our stock and various other factors.  There is no assurance that we can continue as a going concern.

Our plan is to focus on completing the PFTA and expediting the certification of the FF-1080-300ER in furtherance of our goal to bring the aircraft to market.  We expect these tasks and processes will cost approximately $51,000,000, and take a minimum of 24 months.  We anticipate that the PFTA will cost approximately $11,000,000, and that Phase I and Phase II FAA certification will cost approximately $40,000,000. We expect to continue to fund these operations through private-placement sales of common stock and/or warrants.

Phase I will include the development of the certification plan, filing of the certification application, certification of the detailed production engineering, construction of the static test articles and the conformity aircraft subassemblies, and initial flight tests using the prototype aircraft.  Phase II, which will begin 6 months after commencement of Phase I, will include final assembly of the conformity aircraft, certification flight-testing and receipt of final FAA Part 25 Type Certification.

To implement the foregoing time schedule, we expect to complete the detailed engineering of the PFTA and to construct the aircraft during the first 12 months of the plan.  The PFTA will be a pre-certified, non-production aircraft that will be built under the regulations for experimental aircraft.

Upon completion of the detailed CAD engineering of the PFTA, we will initiate the FAA Part 25 Type Certification program, which is anticipated to be completed over a 24 month period.  We have completed approximately 80% of our detailed CAD engineering, and can finish this work within two months, pending availability of funds.

Our business plan calls for completion of up to 36 aircraft during the period in which are obtaining the FAA Part 25 Type Certification, depending on customer orders; that is to say we could deliver our first production aircraft and begin recognizing revenues immediately upon obtaining certification.  We would finance building these type-conforming aircraft through production progress payments from customers in accordance with standard industry practices.  Though we have no firm orders secured as of the date of this report, we expect to begin obtaining orders during the Part 25 Type Certification process.

Notwithstanding the anticipations and estimates set forth in this section, it should be noted that the timeline for the development stages has been and may be further delayed due to lack of funding, the timing of FAA reviews and certification, or other factors..

We continue to pursue various direct sales initiatives with prospective customers.  Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts.  Our current marketing and customer-development program is aimed at securing orders for the FF-1080-300ER aircraft.  The Company has imposed threshold requirements for parties seeking to qualify as distributors.  Prospective distributors must demonstrate sufficient finances and business operating history (current financial statement) to prove that they are viable on-going and solvent companies, and are able to support their current and future aerospace business or MRO operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales. The Company remains in the development stage and has not had any sales since its inception date of December 9, 2004.

Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the three months ended March 31, 2007 and 2006  are comparative for each of the periods as indicated in the following summary;

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Compensation related costs	$268,600	$196,952

General and Administrative Expenses	108,934	169,014

Engineering, Research and Development	17,224	15,469

Interest Expense	5,446	8,078

Total Operating Expenses	$400,204	$389,513

The Compensation related costs increased as the Company increased its management staff in preparation for the building of the FF-1080 prototype plan and the related marketing efforts.

The General and Administrative Expenses decreased as the Company’s did not have expenses related to the filing of the SB-2 registration statement in 2006.

Net Result. As the result of the Company not having any sales for the periods, our net loss for the three months ended March 31, 2007 and 2006, respectively, equaled the total operating expenses for the periods of $(400,204) and $(389,513), respectively.

Liquidity and Future Capital Requirements

Since inception we initially funded operations from proceeds from a private placement.  We were initially capitalized with approximately $2,000,000 raised from a private placement offering of 20,000,000 shares of common stock on January 19, 2005, and have received approximately $1.6 million in additional subscriptions or for exercise of warrants since then.

We will require approximately $15,000,000 to sustain operations over the next 12 months, which includes PFTA engineering and construction costs of approximately $11,000,000 and general and administrative expenses of approximately $3,000,000. The balance will be reserved for contingency items that may occur in this process.  Budgeted amounts not spent due to cost-savings and additional funds received by the Company will be allocated to initiate FAA Part 25 Type Certification.  We cannot satisfy our current cash requirements without raising additional funds through our agreement with PacifiCorp Funding Partners Trust or obtaining debt or equity financing through other qualified lenders or investors.

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

During the three months ended March 31, 2007, PacifiCorp transferred net funds totaling $160,000 to us for exercise of PacifiCorp Warrants for the purchase of 320,000 shares at an exercise price of $.50 per share.

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

While PacifiCorp has agreed to provide potential financing, we do not intend to stop looking for other means of funding our needs.  Among other things, we will continue to explore debt and equity financing from qualified lenders or investors.  The PacifiCorp Agreement contains no anti-dilution provisions or other restrictions that would prevent the Company from obtaining other financing. John Dupont has, when necessary, personally loaned the Company or paid Company expenses to maintain Company operations.

We do not believe that inflation has had a material impact on our business or operations.

Material Commitments for Expenditures

Depending on our ability to arrange financing, we expect to pay one or more other aircraft fabricators a significant portion of the amount budgeted for construction and assembly of the PFTA during the next 12 months.  We have an agreement with Metalcraft Technologies, Inc., but it is non-exclusive and requires us to agree to several material terms, including pricing and delivery schedules, such that we have the flexibility to choose the fabricator we deem best suited to our work.  See “Liquidity and Future Capital Requirements” section above for details regarding our plans to finance such expenditures. In addition, apart from our current lease obligations for the hangar and assembly facility at Double Eagle-II in Albuquerque, New Mexico, we expect to spend between $200,000 and $400,000 for leasehold improvements to our facilities to make them suitable for final assembly of the aircraft.  See “DESCRIPTION OF PROPERTY” section below. Additionally, we have committed to pay $323,276 to Analytical Models, Inc. for construction of the wind tunnel model and related engineering and testing, of which we have paid a total of $87,150. We have also contracted with D3 Technologies, Inc. (“D3”) to provide structural analysis and design integration services. The services to be provided by D3 will total approximately $137,750; we have paid $52,563 for work done to date.

Going Concern

Due to our continuing to be a development stage company and not having generated revenues, in their Notes to our financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

Description of Property

The Company operates from the Double Eagle II Airport in Albuquerque, New Mexico.  We have entered into a Ground Lease with the City of Albuquerque for 10 acres located on the Double Eagle II Airport, at a rate of $48,000 per year for the initial five year period and is adjusted each successive five year period throughout the 20 year term based on changes in the fair market value of the land. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five years of the lease, in January 2010.  The abatement results in 100% of the first year’s rent and 50% of the next four years’ rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.

We plan to construct, or have constructed for us, a Final Assembly Facility on this property.  The 80,000 sq. ft. hangar-like structure will be designed to support the planned production rate of eight aircraft per month or 96 aircraft per year. The facility is also expected to include 26,000 sq. ft. of office space.  A second 100,000 sq. ft. facility may also be constructed to handle future increased production rates.  We intend to perform the final assembly of all of the FF-1080-300ER aircraft in New Mexico. Our Quality Assurance flight testing program will be conducted at the planned facility in New Mexico.  Additionally our customer on-site engineering employees will be housed at this facility as well as the final customer flight test and Final Delivery inspection personnel.

In the interim, we have also entered into a Hangar Lease with the city, subsequently amended by a First Amendment to the Double Eagle II Airport Hangar Lease (the original Hangar Lease, as Amended is referred to herein as the “Amended Hangar Lease”), which provides for a 14,400 square foot hangar at a rate of $3,600 per month.  The Amended Hangar Lease also provides that we will pay certain fees relating to maintenance, identification badges and refuse containment. The city of Albuquerque has reserved the right to adjust the rent annually in an amount equal to 3% of the previous years rent. The term of the Amended Hangar Lease is month to month, commencing on March 1, 2006.

Additionally, we have signed a letter of intent with R&D Development, Inc., an Illinois corporation, to construct and lease to us a 40,500 square foot assembly hangar, and a 15,000 square foot attached office facility to complete final assembly of the PFTA and up to two FF-1080-300ER aircraft per month The property is an industrial park space, with runway access and is adjacent to the hangar we lease under the Amended Hangar Lease.

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

Risk Factors

We are subject to a high degree of risk as we are considered to be in unsound financial condition.  These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the competition in the aircraft industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the loss of key personnel, adverse economic conditions, the classification of our common stock as “penny stock,” the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock.  If any one or more occurs, it could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline

For a more detailed discussion as to the risks related to Utilicraft Aerospace Industries, Inc., our industry and our common stock, please see the section entitled, “Description of Business – Risk Factors,” in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 27, 2007.

Impact of Inflation

Management does not believe that general inflation has had or will have a material effect on operations.

Critical Accounting Policies and Estimates

Use of Estimates

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Note 2 of the Notes describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, some of which may require revision in future periods.  Actual results could differ materially from those estimates.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2006 audited financial statements that can be found in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 27, 2007..

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material pending legal proceeding.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005 and 2006 and the three months ended March 31, 2007, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $382,000.  There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.

Item 2 - Changes in Securities.

Recent Sales of Unregistered Securities

During the quarter ending March 31,  2007,  the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

The Company received $160,000 from PacifiCorp for the exercise of 320,000 warrants.

These securities that have been and will be issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”).  These convertible securities are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3 - Defaults Upon Senior Securities.

 No Response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 - Other Information.

No response required.

Item 6 – Exhibits and Reports on Form 8K.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Utilicraft Aerospace Industries, Inc. Aal, Inc.

Dated: May 11, 2007	By:	/s/ John Dupont
John Dupont Chief Executive Officer

Dated: May 11, 2007	By:	/s/ Randy Moseley
Randy Moseley Chief Financial Officer