Form 10QSB
period 2007-06-30
Utilicraft Aerospace Industries, Inc.
filed 2007-08-13
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended: June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to_______

                       Commission File Number: 333-128758

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                          20-1990623
               ------                                          ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

             7339 Paeso Del Volcan
            Albuquerque, New Mexico                            87121
            -----------------------                            -----
   (Address of principal executive offices)                  (Zip Code)

                                  866-843-1348
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                               Outstanding at June 30, 2007
--------------------------------------------  ----------------------------------
  Common Stock, par value $.0001 per share               216,425,989 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|



--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.

                                   FORM 10-QSB

                                    CONTENTS




   PART I -- FINANCIAL INFORMATION                                      Page No.
                                                                        --------

             Item 1.           Financial Statements                            3

             Item 2.           Management's Discussion and Analysis           16

             Item 3            Controls and Procedures                        21

   PART II -- OTHER INFORMATION

             Item 1.           Legal Proceedings                              21

             Item 2.           Unregistered Sales of Equity Securities and
                                Use of Proceeds                               21

             Item 3.           Defaults Upon Senior Securities                21

             Item 4.           Submission of Matters to a Vote of
                                Security Holders                              21

             Item 5.           Other Information                              22

             Item 6.           Exhibits                                       22

             Signatures                                                       22


             Certifications                                             Attached

--------------------------------------------------------------------------------

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statement

                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                                  Balance Sheet
                                  June 30, 2007


                                     Assets
                                     ------

Current assets:
   Cash                                                           $   157,490

                                                                  -----------
     Total current assets                                             157,490
                                                                  -----------

Computer equipment, net of depreciation of $9,534                      23,691
                                                                  -----------

Other assets:
   Lease security deposits and other assets                            23,250
   Performance flight test aircraft                                   352,928
   Prototypes for design aircraft                                     312,804
                                                                  -----------
                                                                      688,982
                                                                  -----------

     Total assets                                                     870,163
                                                                  ===========



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------


Current liabilities:
   Accounts payable and accrued expenses                          $   555,474
   Note payable                                                       142,894
   Payroll taxes payable                                              437,667
   Accrued interest, related party                                     59,102
   Rent payable, related party                                        114,000
   Accrued aircraft rent, related party                                60,000
   Deferred compensation                                            2,916,272
   Loans and advances from related party                              416,069
                                                                  -----------
     Total current liabilities                                      4,701,478
                                                                  -----------

Long-term liabilities:
   Deferred rent obligation                                            78,000
                                                                  -----------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value, 25,000,000 shares
     authorized, no shares issued or outstanding                         --
   Common stock, $.0001 par value, 475,000,000 shares
     authorized, 214,825,989 shares issued and outstanding             21,642
   Additional paid-in capital                                       5,649,775
   Deficit accumulated during the development stage                (9,580,732)
                                                                  -----------
     Total stockholders' equity (deficit)                          (3,909,315)
                                                                  -----------

     Total liabilities and stockholders' equity (deficit)         $   870,163
                                                                  ===========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

--------------------------------------------------------------------------------



                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Operations


                                                                                                              Period From
                                                                                                              December 9,
                                           Three Months   Three Months      Six Months       Six Months           2004
                                              Ended          Ended            Ended            Ended         (Inception) to
                                             June 30,       June 30,         June 30,         June 30,           June 30,
                                               2007           2006             2007             2006              2007
                                         -------------    -------------    -------------    -------------    -------------

Revenues                                 $        --      $        --      $        --      $        --      $        --
                                         -------------    -------------    -------------    -------------    -------------

Operating expenses:

   Related party reorganization costs
     (Notes 1 and 2)                              --               --               --               --          3,519,073
   Compensation and related costs              306,663          264,602          575,263          461,554        3,935,792
   General and administrative,
     exclusive of compensation costs
     shown separately above                    202,550          193,341          311,484          362,355        1,546,612

   Engineering, research and
     development                                18,649           78,057           35,873           93,526          475,626

   Interest expense                             44,591            8,288           50,037           16,366          103,629
                                         -------------    -------------    -------------    -------------    -------------
     Total operating expenses                  572,453          544,288          972,657          933,801        9,580,732
                                         -------------    -------------    -------------    -------------    -------------

Loss before provision for income taxes        (572,453)        (544,288)        (972,657)        (933,801)      (9,580,732)

Provision for income taxes                        --               --               --               --               --
                                         -------------    -------------    -------------    -------------    -------------

Net loss                                 $    (572,453)   $    (544,288)   $    (972,657)   $    (933,801)   $  (9,580,732)
                                         =============    =============    =============    =============    =============


Basic net loss per share based on
   weighted average common shares        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                         =============    =============    =============    =============


Weighted average number of common
   shares outstanding                      158,661,557      154,074,186      158,661,557      154,074,186
                                         =============    =============    =============    =============



              The accompanying notes are an integral part of these
                        unaudited financial statements.

--------------------------------------------------------------------------------


                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Cash Flows

                                                                                               Period From
                                                                                             December 9, 2004
                                                    Six Months Ended     Six Months Ended     (Inception) to
                                                       June 30,             June 30,            June 30,
                                                         2007                 2006                2007
                                                     -----------          -----------          -----------

Cash flows from operating activities:

Net loss                                             $  (972,657)         $  (933,801)         $(9,580,732)

Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                            2,705                 --                  9,534
   Non-cash portion of related party
     reorganization costs                                   --                   --              2,450,615
   Common stock issued for services                      112,500                 --              1,512,500
   Deferred compensation                                 203,735              126,091            1,057,164
   Expenses paid by related party                           --                101,697              206,052
   Compensation paid by AMUC                                --                   --                 46,923
   Deferred rent                                          12,000                6,000               78,000
Changes in operating assets and liabilities:
   Prepaid expenses                                         --                 (6,770)                --
   Lease security deposits and other
     assets                                                 --                 (9,179)             (23,250)
   Deferred financing costs                                 --                176,172                 --
   Accounts payable and accrued expenses                  43,190              148,958              478,323
   Accounts payable, AMUC                                   --                   --                   --
   Payroll taxes payable                                  83,970               52,225              441,277
   Accrued interest, related party                        10,228               16,365               59,102
   Rent payable, related party                              --                   --                114,000
   Accrued aircraft rent, related party                   15,000               15,000               60,000
   Deferred compensation                                    --                   --                (33,000)
                                                     -----------          -----------          -----------
Net cash used in operating activities                   (489,329)            (307,242)          (3,123,492)
                                                     -----------          -----------          -----------

Cash flows from investing activities:
    Payments on Performance Flight Test
   Aircraft                                             (352,928)            (352,928)
   Purchase of prototypes for design
     aircraft                                               --                (42,987)            (312,804)
    Purchase of computers                                 (6,175)                --                (33,225)
                                                     -----------          -----------          -----------
Net cash used in investing activities                   (359,103)             (42,987)            (698,957)
                                                     -----------          -----------          -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                960,100            1,020,100            4,426,540
   Financing cost associated with common
     stock                                                  --               (270,999)            (271,000)
   Advance from note payable                             142,894                 --                142,894
   Advances from related party                             5,000                5,000              127,377
   Repayment of advances from related
     party                                              (137,872)            (240,200)            (445,872)
                                                                          -----------          -----------
Net cash provided by financing activities                970,122              513,901            3,979,939
                                                                          -----------          -----------

Net increase in cash                                     121,690              163,672              157,490
Cash at beginning of period                               35,800                  507                 --
                                                     -----------          -----------          -----------
Cash at end of period                                    157,490              164,179              157,490
                                                     ===========          ===========          ===========
Interest paid                                               --                   --                    371
                                                     ===========          ===========          ===========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

--------------------------------------------------------------------------------



                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Cash Flows

                      Supplemental Disclosures of Non-Cash
                       Investing and Financing Activities
                       ----------------------------------

                                                                                     Period From
                                                                                   December 9, 2004
                                        Six Months Ended      Six Months Ended      (Inception) to
                                            June 30,             June 30,             June 30,
                                              2007                 2006                 2007
                                        ---------------       ---------------      ---------------


Assumption of obligations for deferred
   compensation of former AMUC officers         $ --                 $ --          $  1,892,108

Assumption of loans and advances from
   related party                                $ --                 $ --          $    531,889

Assumption of accounts payable of AMUC
                                                $ --                 $ --          $  1,145,609




              The accompanying notes are an integral part of these
                        unaudited financial statements.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007



1.   BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, which was filed April 27, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Utilicraft Aerospace Industries, Inc. as of June 30, 2007 and the results of its Operations and cash flows for the six months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Utilicraft Aerospace Industries, Inc., (the "Company") was incorporated in the State of Nevada on December 9, 2004 and uses a December 31 year end. It is a development stage, research and development company. The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system. The research and development efforts are focused on the design of a system for moving freight, centered around a new aircraft specifically designed for feeder route segments, the FF-1080 Freight Feeder aircraft. The Company is also engaged in the development of related systems for fuel management and electronic freight tracking (Note 2).

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $9,600,000. This is largely attributable to the reorganization costs associated with American Utilicraft Corporation ("AMUC") (Note 3) and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Cash losses from operations since inception have been approximately $3,124,000. Although the Company has a working capital deficiency of approximately $4,543,988 at June 30, 2007, approximately $3,451,443 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern. In the opinion of management, approximately $15,000,000 will be required over the next twelve months to remove any threat to the continuation of its business during such time. The Company has entered into a financing agreement as more fully discussed in Note 7, with PacifiCorp Funding Partners Trust ("PacifiCorp"), to potentially provide between $40,000,000 and $80,000,000 in equity financing. Despite these activities, there can be no assurance that management's efforts to adequately capitalize the Company will be successful.

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2007.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates
--------------------

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

Cash and cash flows
-------------------

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

The Company maintains cash accounts, which could exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. Management believes that the Company does not have significant credit risk related to its cash accounts.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At June 30, 2007, the Company did not have any other financial instruments.

Stock Based Compensation
------------------------

Effective September 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.

Recent accounting pronouncements
--------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In 2006, the Financial Accounting Standards Board issued the following:

-    SFAS No. 155: Accounting for Certain Hybrid Financial Instruments
-    SFAS No. 156: Accounting for Servicing of Financial Assets
-    SFAS No. 157: Fair Value Measurements
- SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

Income taxes
------------

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

--------------------------------------------------------------------------------



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Net loss per share
------------------

Basic net loss per share is computed  based upon the weighted  average number of
common  shares  outstanding  during  the  periods,   adjusted  for  contingently
returnable  shares  (see Note 7) and is  computed  by  dividing  net loss by the adjusted weighted average number of shares during the periods.  Diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares, plus the number of incremental shares of common stock contingently issuable upon the exercise of the  outstanding  warrants,  (Notes 5 and 7).  No effect  has been  given to the potential exercise of the warrants because their effect would be anti-dilutive.

Basic net loss per share has been computed as follows:

                                                                  Six Months          Six Months
                                                                    Ended               Ended
                                                                June 30 , 2007      June 30, 2006
                                                              ------------------- -------------------

Net loss                                                      $        (972,657 ) $       (933,8013 )
                                                              =================== ===================

Weighted average common shares outstanding                           215,570,489         213,111,736
Less - weighted average contingently returnable shares               (56,908,932)        (59,037,550)
                                                              ------------------- -------------------
Adjusted weighted average for basic net loss per share               158,661,557         154,074,186
   computation
                                                              =================== ===================
Basic net loss per share                                      $           (0.01 ) $           (0.01 )
                                                              =================== ===================


Engineering, research and development
-------------------------------------

The Company expenses engineering, research and development costs as they are incurred. For the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively, and for the period from December 9, 2004 (inception) through December 31, 2006, such costs were $35,873, $174,445, $261,428 and $475,626, respectively. These amounts relate to research and development of the Company's new aircraft design.

Performance Flight Test Aircraft
--------------------------------

Costs directly related to building the Performance Flight Test Aircraft ("PFTA") amounting to $352,928 as of June 30, 2007 include engineering design, wind tunnel testing and costs associated with the construction of the fuselage. Upon completion, these costs and other costs related to building the completed PFTA will be depreciated over the then estimated useful life of the PFTA.


Patents
-------

In December 2004, the Company obtained the assignment of rights to three U.S. patents from its President pursuant to the terms of his "Employment Agreement." One patent is for the design of the FF-1080 aircraft. Another is a method patent that incorporates the design in an integrated air cargo information system for an electronic freight tracking system. The third patent is for a system that computes the most economical route segment based on the change in aircraft gross weight on each segment resulting in better fuel efficiency.

The Company's access to the patents was obtained from the Employment Agreement discussed above with its President, and were not assigned any value because all of the costs and obligations incurred in connection with obtaining access to the patents were not paid to its President but were paid to AMUC, its stockholders and creditors aggregating approximately $3,519,000 and were expensed at the reorganization date of December 9, 2004 and reflected in the accompanying financial statements as "Related party reorganization costs."

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


3.   TRANSACTIONS WITH AMERICAN UTILICRAFT CORPORATION

The Company was effectively reorganized from American Utilicraft Corporation ("AMUC") through the issuance of 111,444,769 Common shares to AMUC and 294,000 common shares issued directly to AMUC stockholders, effective for accounting purposes as of December 9, 2004. AMUC distributed the shares it received to its stockholders.

AMUC was engaged in the development of the FF-1080-300ER prior to the forming of UAI. As consideration for the release of any claims to the patent rights (Note
2), the Company paid approximately $1,146,000 to AMUC or directly to its creditors and assumed liabilities for deferred compensation to former officers and employees of AMUC of approximately $1,892,000 and debt to an officer of approximately $532,000. Such amounts have been reflected as "Related party reorganization costs" in the accompanying statements of operations as discussed in Note 2.

Since the Company acquired none of the assets of AMUC nor assumed any business formerly operated by AMUC, no financial statements of AMUC are presented. The reorganization transactions were accounted for at the fair value of cash paid and liabilities assumed.

4.   NOTE PAYABLE

The Note Payable of $142,894 is at no interest and is due in installments as follows;

              $15,000 on July 5, 2007
              $50,000 on July 31, 2007
              $25,000 on August 15, 2007
              $13,085 on September 15, 2007
              $39,809 within 5 business days of first flight of FPTA or July 3,
                      2008, whichever date comes first.

5.   CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share. The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock
---------------
No shares of preferred stock have been issued as of June 30, 2007.

Common stock
------------
Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights
----------------------------------------
As of June 30, 2007, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services
--------------------------------------

Effective May 6, 2005, the Company issued 20,000,000 shares to two executive officers for services rendered in connection with pre-incorporation services and their agreement to serve as directors. The shares were valued at $.07 per share based on shares issued in February and March 2005 for cash at $.10 per share. Management of the Company estimated the value below the cash price of $.10 per share because the shares contained no registration rights and contain resale restrictions. The expense is reflected in the accompanying statements of operations under "compensation and related costs."

In June of 2007, the Company issued 250,000 shares of restricted common stock to its Vice President and Chief Financial Officer as stipulated in his employment agreement and valued the shares at $0.15 per share.

In June of 2007, the Company issued 500,000 shares of restricted common stock to a consulting firm for advisory and investment banking services and valued the shares at $0.15 per share.

--------------------------------------------------------------------------------



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


5.   CAPITAL STRUCTURE DISCLOSURES -CONTINUED


Warrants
--------

A summary of all the Company's warrants  outstanding at June 30, 2007,  December
31, 2006 and 2005, respectively and the changes during the years then ended is presented in the following table.



                                                    AMUC                       Related
                                                Stockholders   PacifiCorp       Party         Total
                                                -----------   -----------    -----------   -----------

Warrants outstanding, December 31, 2004         17,287,664          --             --      17,287,664

   Issued                                             --      60,000,000           --      60,000,000
                                               -----------   -----------    -----------   -----------

Warrants outstanding, December 31, 2005         17,287,664    60,000,000           --      77,287,664

   Issued                                             --            --        1,084,388     1,084,388

   Exercised                                          --      (2,502,960)          --      (2,502,960)

                                               -----------   -----------    -----------   -----------
Warrants outstanding, December 31, 2006         17,287,664    57,497,040      1,084,388    75,869,092

    Issued                                         250,000       250,000

   Exercised                                          --        (750,000)          --        (750,000)
                                               -----------   -----------    -----------   -----------

Warrants outstanding, June 30, 2007             17,287,664    56,747,040      1,334,388    75,369,092
                                               ===========   ===========    ===========   ===========



As of June 30, 2007, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2008. See Note 7 for a description of warrants issued in connection with a financing agreement to purchase 60,000,000 shares of common stock.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006 (Note 8). The warrants are exercisable at $1.00 per share over three years from January 15, 2006 and March 31, 2006.

In March of 2007, the Company issued warrants its Vice President and Chief Financial Officer 250,000 warrants to purchase 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

6.   INCOME TAXES

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

--------------------------------------------------------------------------------



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


6.   INCOME TAXES - CONTINUED

At June 30, 2007,  December 31, 2006 and December 31, 2005,  the Company's  only deferred tax assets are offset by a valuation allowance, (there were no deferred
tax  liabilities)  which  totaled  approximately   $3,238,000,   $2,912,000  and
$2,335,660,  respectively  (using an anticipated  effective tax rate of 34%) and was  attributable to its net operting tax loss  carryforwards  of  approximately
$6,920,000  incurred since  inception.  These operating  losses expire from 2024 through 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate is as follows:

                                                                                        Period From
                                            Six Months                                 December 9,
                                              Ended       Year Ended     Year Ended       2004
                                              June        December        December    (Inception) to
                                               30,           31,            31,          June 30,
                                              2007          2006           2005           2007
                                           ---------    -----------    -----------    -----------

Tax benefit computed at statutory rate     $326,0000    $   577,000    $ 1,116,000    $ 3,238,000

Increase in valuation allowance             (326,000)      (577,000)    (1,116,000)    (3,238,000)

Net Change                               $      --      $      --      $      --      $      --



7.   COMMITMENTS AND CONTINGENCIES

Funding commitment
------------------
The Company entered into a financing agreement (the "Agreement") effective September 12, 2005 with PacifiCorp Funding Partners Trust ("PacifiCorp") to provide equity financing of a minimum of $40,000,000 and a maximum of $80,000,000 through the exercise of warrants for the purchase of up to 60,000,000 shares. The terms of the warrants are as follows:

     (i) Warrants for the purchase of 20 million shares are exercisable at $.50 per share for a period of 360 days after execution of the Agreement (the exercise period has been extended to September 30, 2007 by the Company);

     (ii) Warrants for the purchase of 30 million shares are exercisable at $1.50 per share for a period of 540 days after execution of the Agreement (the exercise period has been extended to September 30, 2007 by the Company);

     (iii) And, warrants for the purchase of 10 million shares are exercisable at $2.50 per share for a period of 720 days after execution of the Agreement.

As consideration for PacifiCorp's funding efforts, the Company and two executive officers collectively agreed to contribute a total of 80,000,000 shares (the "PacifiCorp Shares") of restricted common stock of the Company to PacifiCorp. The PacifiCorp Shares consist of 60,584,260 common shares newly issued by the Company to PacifiCorp (these shares are considered legally issued and outstanding and are entitled to full voting rights and dividends, provided that in the event PacifiCorp fails to meet its funding obligations and the subsequent return of any portion of the shares, PacifiCorp will have an obligation to repay any dividends on returned shares), and a total of 19,415,740 common shares personally transferred to PacifiCorp from the two executive officers.

In the event that PacifiCorp fails to exercise warrants sufficient to generate the minimum funding ($40,000,000) within 540 days following the execution of the Agreement (effectively, March 6, 2007), extended by the Company to September 30, 2007, upon demand, PacifiCorp will be obligated to return all of the PacifiCorp Shares to the Company and return all unexercised warrants for cancellation or resale. The Agreement allows the parties to renegotiate the terms of exercise of the warrants, whether as to exercise price or period, in the event of the establishment of a public market for the Company's common stock.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


7.   COMMITMENTS AND CONTINGENCIES - CONTINUED

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

During the year ended December 31, 2006, PacifiCorp transferred funds totaling $1,466,439 to the Company for exercise of warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share. Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 PacifiCorp Shares to third parties. Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of December 31, 2006, the Company has recognized 2,221,131 of the 60,584,260 PacifiCorp Shares transferred as "earned." In addition, 711,829 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as "earned."

During the six months ended June 30, 2007, PacifiCorp transferred funds totaling $160,000 to the Company for exercise of warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. As of June 30, 2007 PacifiCorp has acquired a total of 5,918,960 shares by the exercise of 3,252,960 warrants and the sale of 2,666,000 its shares for $800,100, which shares were issued to PacificCorp under this funding agreement as set forth above. PacifiCorp made the decision to have the $800,100 come to the Company for production of the Performance Flight Test Aircraft and since the shares were not originally valued the $800,100 was added to the Company's additional capital as these shares relate to the funding commitment. Notwithstanding the fact that PacifiCorp has acquired the 5,918,960 shares as set forth above, it has requested and obtained transfer of a total of 7,744,160 PacifiCorp Shares to third parties in the process of acting on its funding agreement. Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of June 30, 2007, the Company has recognized 3,675,328 of the 60,584,260 PacifiCorp Shares transferred as "earned." In addition, 1,177,872 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as "earned."

The Company protects its rights with respect to return of the PacifiCorp Shares (in the event PacifiCorp fails to meet its minimum funding obligation) by maintaining control over the certificates representing PacifiCorp Shares that are registered in the name of PacifiCorp (i.e., the shares that have not been transferred to third parties) as well as any shares issued upon the exercise of the warrants in the name of PacifiCorp ("PacifiCorp Warrant Shares"). As such, the Company is effectively able to insure that PacifiCorp will be able to meet share return obligations in the event it is unable to meet minimum funding obligations under the Agreement.

Operating leases
----------------
The Company is presently obligated under several operating leases.

Ground Lease, City of Albuquerque, New Mexico This lease, effective March 31, 2005, is for the Company's future primary operations and manufacturing facility. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five year lease in January 2010. The abatement results in 100% of the first year's rent and 50% of the next four years' rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable. During the first year of the lease, abated monthly rentals of $4,000 were accrued. In April 2006, the abated monthly rentals were reduced to $2,000 per month. This abated rent obligation is reflected in the accompanying balance sheet as "Deferred rent obligation." During the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively, the Company recorded rent expense under this lease of $24,000, $48,000 and $48,000, respectively.

At the end of the initial five year period, the lease provides for changes in the annual rent during each successive five year period throughout its 20 year term based on changes in the fair market value of the underlying land.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007



7.   COMMITMENTS AND CONTINGENCIES - CONTINUED

Office Space Lease, Plaza II Executive Center
---------------------------------------------

The Company entered into a Lease Agreement with Plaza II Executive Center, Inc. on July 25, 2005. Pursuant to the Lease Agreement the Company leased 1,500 sq. ft. of office space located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico for an initial term of eight (8) months beginning on August 1, 2005 and ending on March 1, 2006. The lease was automatically extended pursuant to its terms to July 31, 2007 and was amended to extend the term of the lease to July 31, 2008. Pursuant to the amendment, the monthly rent on the extended lease is $2,465 and the lease provides for a minimum $50 monthly support service charge, and a $10 per month, per person, kitchen fee.

Hanger Lease, City of Albuquerque, New Mexico
---------------------------------------------

This lease is for temporary space until the Company's permanent facility is constructed as discussed above. Monthly rentals are $3,600 on a month-to-month basis beginning March 1, 2006. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company recorded lease expense under this lease of $21,600 and $50,699, respectively.

Aircraft Lease, Related Party, J.D. Aero, LLC
---------------------------------------------

The Company leases an aircraft from a company wholly owned by the Company's President. The lease is for five year term with monthly payments of $2,500. During the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005 and for the period from December 9, 2004 (inception) through December 31, 2006, the Company recorded rent expense under this lease of $15,000, $30,000, $21,478 and $66,478, respectively.

In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080. Under terms of the lease, these additions remain the property of J.D. Aero, L.L.C.

The following is a schedule of future minimum rental payments required under the above long-term operating leases for the next five calendar years:

                         Year             Amount
                         -------------- -----------


                         2007              $41,050
                         2008               95,605
                         2009               78,000
                         2010               63,000
                                        -----------
                                        $  277,655
                                        ===========


Purchase commitments
--------------------

Once  production  of  the  Company's  prototype  aircraft  commences,   purchase
commitments will consist primarily of agreements for raw materials and parts needed in the Company's aircraft manufacturing operations.

The Company estimates it will spend approximately $15,000,000 over the next 12 months for its Performance Flight Test Aircraft ("PFTA"), engineering and general and administrative expenses, and FAA Part 25 Type Certification.

An engineering contract for the wing design and a wind tunnel is in place for approximately $325,000, of which approximately $270,235, has been paid through June 30, 2007, and $183,085 is reflected in "Performance flight test aircraft and Prototypes for design aircraft" assets on the accompanying balance sheet.

Executive compensation
----------------------

The Company is obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts are generally five years and provide for annual salaries of $95,000 to $300,000 each. The annual compensation for these seven executive officers aggregates approximately $1,120,000.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2007


7.   COMMITMENTS AND CONTINGENCIES - CONTINUED

The contracts provide for substantial increases based on certain future events that, if achieved by the Company, would raise the aggregate annual compensation to approximately $1,500,000, subject to inflation adjustments.

The contracts also provide for bonuses based on certain numbers of aircrafts sold in the future. Certain officers may earn a bonus based on rates varying from (1)/16 of 1% to 3% of the aircraft's selling price.

The employment agreement for the President of the Company also provides that he will receive a bonus equal to 4% of the "net profits," as defined, in each fiscal year.

If there is a change in control, of the Company, as defined, each officer is subject to significant severance benefits, which provide, among other things, for ten times then current salary, allowance to surrender stock options, receive health benefits for two years and to pay legal expenses to defend the officer's contract up to $250,000 each.

Royalties to officer/founder
----------------------------

As part of the consideration for transferring use of the patents to the Company that are owned by the President, in December 2004, the Company agreed to pay royalties in the amount of 3% of the Company's gross proceeds on all sales of the FF-1080 Series of aircraft to its President. Such royalties are payable within thirty days of receipt for payments on such aircraft. Royalties are payable on the first 2,000 aircraft sold by the Company.

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

8.   RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company assumed the obligation for loans and advances made to AMUC by J.D. Aero, LLC ("Aero") and the Company's President, of $532,000. As of June 30, 2007, these loans and advances, which bear interest at 4% and are unsecured, aggregated $416,069, plus accrued and unpaid interest of $59,102, and are reflected in "Loans and advances from related party" and "Accrued interest, related party" on the accompanying balance sheet. For the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005 and the period from December 9, 2004 (inception) to December 31, 2006, interest expense of $10,228, $30,393, $23,199 and $63,820, respectively, has been reflected in the accompanying statements of operations.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the advance portion of the loans, which were $317,841 at the conversion date (Note 4). Accordingly, accrued interest of $3,378 has been included in additional paid-in capital during the year ended December 31, 2006. The warrants are exercisable at $1.00 per share over three years from January 15, 2006 and March 31, 2006.

In March of 2007, the Company issued warrants to its Vice President and Chief Financial Officer 250,000 warrants to purchase 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

In June of 2007, the Company issued 250,000 shares of restricted common stock to its Vice President and Chief Financial Officer as part of his employment agreement and valued the shares at $0.15 per share.

9.   SUBSEQUENT EVENTS

On August 6, 2007, the Company signed a purchase agreement with Mid America Aero, LLC for 10 of the Company's FF-1080-200 aircraft for $115,000,000, including $5,000,000 of spare parts, with progress payments to begin within sixty (60) days from the date that the Company completes "First Flight" of the FF-1080 prototype aircraft and completed the development necessary to begin production of the Purchaser's aircraft. The Company will record the sale on its books at the time progress payments begin.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation


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

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

The budget for completion of the PFTA and FAA certification, both in time and money, is largely based on the availability of funds. If we are unable to obtain required funding on a timely basis, both these budgets will likely be exceeded, and it will cost more and take longer to accomplish these tasks.

Overview

We are a development stage research and development company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $9,580,732 for the period from inception to June 30, 2007. Our ability to continue as a going concern is subject to sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

Our plan is to focus on completing the PFTA and expediting the certification of the FF-1080-200 in furtherance of our goal to bring the aircraft to market. We expect these tasks and processes will cost approximately $51,000,000, and take a minimum of 24 months. We anticipate that the PFTA will cost approximately $11,000,000, and that Phase I and Phase II FAA certification will cost approximately $40,000,000. We expect to continue to fund these operations through private-placement sales of common stock and/or warrants.

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

Our business plan calls for the completion of up to 36 aircraft during the period in which are obtaining the FAA Part 25 Type Certification, depending on customer orders; that is to say we could deliver our first production aircraft and begin recognizing revenues immediately upon obtaining certification. We would finance building these type-conforming aircraft through production progress payments from customers in accordance with standard industry practices. Though we have no firm orders secured as of the date of this report, we expect to begin obtaining orders during the Part 25 Type Certification process.

Notwithstanding the anticipations and estimates set forth in this section, it should be noted that the timeline for the development stages has been and may be further delayed due to lack of funding, the timing of FAA reviews and certification, or other factors..

We continue to pursue various direct sales initiatives with prospective customers. Our current focus is on the international market, where we believe buyers would be willing to begin committing funds to eventual purchases of our planes earlier than their domestic counterparts. Our current marketing and customer-development program is aimed at securing orders for the FF-1080-200 aircraft. The Company has imposed threshold requirements for parties seeking to qualify as distributors. Prospective distributors must demonstrate sufficient finances and business operating history (current financial statement) to prove that they are viable on-going and solvent companies, and are able to support their current and future aerospace business or MRO operations.

--------------------------------------------------------------------------------


Results of Operations

Six and Three Months Ended June 30, 2007  Compared to Six and Three Months Ended
June 30, 2006.

     Net sales. The Company remains in the development stage and has not had any sales since its inception date of December 9, 2004.

     Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the six and three months ended June 30, 2007 and 2006 are comparative for each of the periods as indicated in the following summary:

                                          Three             Three
                                          Months            Months          Six Months       Six Months
                                          Ended             Ended             Ended            Ended
                                      June 30, 2007     June 30,2006      June 30, 2007    June 30, 2006
                                        ---------         ---------         ---------        ---------

Compensation related  costs             $306,663          $264,602          $575,263          $461,554


General and Administrative Expenses      202,550           193,341           311,484           362,355


Engineering, Research and Development     18,649            78,057            35,873            93,526


Interest Expense                          44,591             8,288            50,037            16,366
                                        --------          --------          --------          --------



Total Operating Expenses                $572,453          $544,288          $972,657          $933,801
                                        ========          ========          ========          ========


     The Compensation related costs increased as the Company increased its management staff in preparation for the building of the FF-1080 prototype plan and the related marketing efforts.

     The General and Administrative Expenses increased primarily due to an increase of $65,000 in corporate expenses.

     Interest expense increased for the periods in 2007 as compared to 2006 due to the interest charges on the wind tunnel agreement with Analytical Methods, Inc.

     Net Result. As the result of the Company not having any sales for the periods, our net loss for the six months ended June 30, 2007 and 2006 and the three months ended June 30, 2007 and 2006, respectively, equaled the total operating expenses for the periods as set forth in the tables above.

Liquidity and Future Capital Requirements

Since inception we initially funded operations from proceeds from a private placement. We were initially capitalized with approximately $2,000,000 raised from a private placement offering of 20,000,000 shares of common stock on January 19, 2005, and have received approximately $2,400,000 million in additional subscriptions or for exercise of warrants since then.

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

We entered into an Amended Master Financing Agreement (referred to herein as the "PacifiCorp Agreement") Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. effective as of September 12, 2005. Pursuant to the terms of the PacifiCorp Agreement, PacifiCorp Funding Partners Trust ("PacifiCorp"), a trust formed under the laws of the Republic of Mauritius has agreed to potentially provide a minimum of $40,000,000 and a maximum of $80,000,000 in financing through the exercise of warrants (the "PacifiCorp Warrants") granted to PacifiCorp for the purchase of up to 60,000,000 shares of our common stock. The PacifiCorp Agreement provides that PacifiCorp will utilize its best efforts to provide funding but does not obligate PacifiCorp to exercise any of the PacifiCorp Warrants. The PacifiCorp Warrants consist of (1) warrants for the purchase of 20,000,000 shares of common stock at a price of $0.50 per share, exercisable for a period of 360 days (the exercise period has been extended by the Company to September 30, 2007); (2) warrants for the purchase of 30,000,000 shares of common stock at a price of $1.50 per share,


                                      -17-
--------------------------------------------------------------------------------
exercisable for a period of 540 days (the exercise period has been extended by the Company to September 30, 2007); and (3) warrants for the purchase of 10,000,000 shares of common stock at a price of $2.50 per share, exercisable for a period of 720 days. The PacifiCorp Agreement expressly states that the parties reserve the right, without obligation, to renegotiate the terms of exercise of the PacifiCorp Warrants, whether as to exercise price or period, in the event of the establishment and based on the condition (price and volume) of a public market for our common stock. In addition, the Company, John Dupont and Darby Boland collectively agreed to contribute a total of 80,000,000 shares (the "PacifiCorp Shares") of restricted common stock of the Company to PacifiCorp. The PacifiCorp Shares consist of 60,584,260 shares newly issued by the Company, 11,660,000 shares contributed and transferred by John Dupont personally, and 7,755,740 shares contributed and transferred by Darby Boland personally. The PacifiCorp Trustee is entitled to exercise full voting rights relating to the PacifiCorp Shares. In the event that PacifiCorp fails to exercise PacifiCorp Warrants sufficient to generate the minimum funding (i.e., $40,000,000) provided for in the PacifiCorp Agreement within 540 days following execution (the exercise period has been extended by the Company to September 30, 2007), PacifiCorp is obligated to return the PacifiCorp Shares and all unexercised PacifiCorp Warrants for cancellation. Notwithstanding the foregoing obligation, the PacifiCorp Agreement allows for transfer of the PacifiCorp Shares to third parties but provides that any transfer during the period the PacifiCorp Agreement is in effect requires a counter-party signature from an Officer of the Company. No security interest in the PacifiCorp Shares is reserved pursuant to the PacifiCorp Agreement, and absent any subsequent agreement between the parties with respect to resale of the PacifiCorp shares, the Company retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its obligations. None of the PacifiCorp Shares or shares to be issued upon exercise of the PacifiCorp Warrants have been registered.

During the year ended December 31, 2006, PacifiCorp transferred net funds totaling $1,4,66,439 to us for exercise of PacifiCorp Warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share. Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 of the PacifiCorp Shares to third parties.

During the six months ended June 30, 2007, PacifiCorp transferred net funds totaling $160,000 to us for exercise of PacifiCorp Warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. During this period, PacifiCorp also sold 2,666,000 of its shares received from the Company as part of its funding agreement and elected to have the $800,100 come directly to the Company for the development of the Performance Flight Test Aircraft and the Company added the $800,100 to its additional paid in capital account as the proceeds related to the stock issued to PacifiCorp as part of the funding agreement.

We protect our rights with respect to return of the PacifiCorp Shares under the PacifiCorp Agreement (in the event PacifiCorp fails to meet its minimum funding obligation) by maintaining control over the certificates representing PacifiCorp Shares that are registered in the name of PacifiCorp (i.e., the shares that have not been transferred to third parties). While we do not have the right to recover shares sold or pledged by PacifiCorp to third-parties, we do ensure receipt of funds for Warrant exercise prior to permitting transfers from the PacifiCorp certificates. Because we also hold the certificates representing shares issued upon the exercise of the PacifiCorp Warrants in the name of PacifiCorp ("PacifiCorp Warrant Shares"), we can use these shares to partially offset our inability to recover shares held by third-parties. While we cannot have complete assurances as to recovery of all the PacifiCorp Shares in the event it is unable to meet minimum funding obligations under the PacifiCorp Agreement, we believe that the funds generated by the Warrant exercise provides us with substantial benefits and that the retention of certificates representing the PacifiCorp Shares and the PacifiCorp Warrant Shares provides us with adequate assurances and protections.

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

Material Commitments for Expenditures

Depending on our ability to arrange financing, we expect to pay one or more other aircraft fabricators a significant portion of the amount budgeted for construction and assembly of the PFTA during the next 12 months. We have an agreement with Metalcraft Technologies, Inc., but it is non-exclusive and requires us to agree to several material terms, including pricing and delivery schedules, such that we have the flexibility to choose the fabricator we deem best suited to our work. At June 30, 2007 the Company has advanced Metalcraft $100,000 towards the purchase of materials for manufacturing the fuselage. See "Liquidity and Future Capital Requirements" section above for details regarding our plans to finance such expenditures. In addition, apart from our current lease obligations for the hangar and assembly facility at Double Eagle-II in Albuquerque, New Mexico, we expect to spend between $200,000 and $400,000 for leasehold improvements to our facilities to make them suitable for final assembly of the aircraft. See

--------------------------------------------------------------------------------

"DESCRIPTION OF PROPERTY" section below. Additionally, we have committed to pay $323,276 to Analytical Models, Inc. for construction of the wind tunnel model and related engineering and testing, of which we have paid a total of $270,235. We have also contracted with D3 Technologies, Inc. ("D3") to provide structural analysis and design integration services. The services to be provided by D3 will total approximately $137,750; we have paid $52,563 for work done to date.


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

Description of Property

The Company operates from the Double Eagle II Airport in Albuquerque, New Mexico. We have entered into a Ground Lease with the City of Albuquerque for 10 acres located on the Double Eagle II Airport, at a rate of $48,000 per year for the initial five year period and is adjusted each successive five year period throughout the 20 year term based on changes in the fair market value of the land. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five years of the lease, in January 2010. The abatement results in 100% of the first year's rent and 50% of the next four years' rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable.

We plan to construct, or have constructed for us, a Final Assembly Facility on this property. The 80,000 sq. ft. hangar-like structure will be designed to support the planned production rate of eight aircraft per month or 96 aircraft per year. The facility is also expected to include 26,000 sq. ft. of office space. A second 100,000 sq. ft. facility may also be constructed to handle future increased production rates. We intend to perform the final assembly of all of the FF-1080-200 aircraft in New Mexico. Our Quality Assurance flight testing program will be conducted at the planned facility in New Mexico. Additionally our customer on-site engineering employees will be housed at this facility as well as the final customer flight test and Final Delivery inspection personnel.

In the interim, we have also entered into a Hangar Lease with the city, subsequently amended by a First Amendment to the Double Eagle II Airport Hangar Lease (the original Hangar Lease, as Amended is referred to herein as the "Amended Hangar Lease"), which provides for a 14,400 square foot hangar at a rate of $3,600 per month. The Amended Hangar Lease also provides that we will pay certain fees relating to maintenance, identification badges and refuse containment. The city of Albuquerque has reserved the right to adjust the rent annually in an amount equal to 3% of the previous years rent. The term of the Amended Hangar Lease is month to month, commencing on March 1, 2006.

Additionally, we have signed a letter of intent with R&D Development, Inc., an Illinois corporation, to construct and lease to us a 40,500 square foot assembly hangar, and a 15,000 square foot attached office facility to complete final assembly of the PFTA and up to two FF-1080-200 aircraft per month The property is an industrial park space, with runway access and is adjacent to the hangar we lease under the Amended Hangar Lease.

--------------------------------------------------------------------------------

The Company entered into a Lease Agreement with Plaza II Executive Center, Inc. on July 25, 2005. Pursuant to the Lease Agreement the Company leased 1,500 sq. ft. of office space located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico for an initial term of eight (8) months beginning on August 1, 2005 and ending on March 1, 2006. The lease was automatically extended pursuant to its terms to July 31, 2006 and was amended on August 1, 2007 to again extend the term of the lease to July 31, 2008. Pursuant to the amendment, the monthly rent on the extended lease is $2,465 and the lease provides for a minimum $50 monthly support service charge, and a $10 per month, per person, kitchen fee.

Risk Factors

We are subject to a high degree of risk as we are considered to be in unsound financial condition. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the competition in the aircraft industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the loss of key personnel, adverse economic conditions, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock. If any one or more occurs, it could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline.

For a more detailed discussion as to the risks related to Utilicraft Aerospace Industries, Inc., our industry and our common stock, please see the section entitled, "Description of Business - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 27, 2007.

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

We believe the following to be critical accounting policies and estimates. That is, they are both important to the portrayal of the Company's financial condition and results, and they require significant management judgment and estimates about matters that are inherently uncertain. As a result of inherent uncertainty, there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions. Although we believe that our judgments and estimates are reasonable, appropriate and correct, actual future results may differ materially from our estimates.

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

--------------------------------------------------------------------------------

Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material pending legal proceeding.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005 and 2006 and the six months ended June 30, 2007, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $437,667. There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.

Item 2 - Changes in Securities.

Recent Sales of Unregistered Securities

During the quarter ending June 30, 2007, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

     In June of 2007, the Company issued 250,000 shares of restricted common stock to its Vice President and Chief Financial Officer as stipulated in his employment agreement and valued the shares at $0.15 per share.

     In June of 2007, the Company issued 500,000 shares of restricted common stock to a consulting firm for advisory and investment banking services and valued the shares at $0.15 per share.

     In June of 2007, the Company issued 100,000 shares of restricted common stock which were subscribed for at the price of $0.25 per share.

     In the six months ended June 30, 2007, the Company has received $160,000 from PacifiCorp for the exercise of 320,000 Warrants (320,000 shares) in 2007 and also is in the process of issuing 430,000 shares for warrants exercised in 2006.

These securities that have been and will be issued above were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act"). These convertible securities are considered restricted securities and may not be publicly resold unless registered for resale with appropriate governmental agencies or unless exempt from any applicable registration requirements.

Item 3 - Defaults Upon Senior Securities.

No Response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

--------------------------------------------------------------------------------

Item 5 - Other Information.

No response required.


Item 6 - Exhibits and Reports on Form 8K.

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *


32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *


--------------------------------------------------------------------------------


*    Filed herewith

     (b)  Reports on Form 8-K.

On May 11, 2007, we filed a Form 8-K announcing the appointment of new independent accountants.

On May 25, 2007, we filed a Form 8-K/A regarding the May 11, 2007 Form 8-K which announced the appointment of new independent accountants.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Utilicraft Aerospace Industries, Inc.




Dated:  August 10, 2007                   By:  /s/ John Dupont
                                                --------------
                                               John Dupont
                                               Chief Executive Officer



Dated:  August 10, 2007                   By:  /s/ Randy Moseley
                                               -----------------
                                               Randy Moseley
                                               Chief Financial Officer












                                       22

--------------------------------------------------------------------------------