Form 10QSB
period 2007-09-30
Utilicraft Aerospace Industries, Inc.
filed 2007-11-13
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                  866-843-1348
                                  ------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                            Outstanding at September 30, 2007
   ---------------------------------           ---------------------------------
Common Stock, par value $.0001 per share            216,425,989 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.

                                   FORM 10-QSB

                                    CONTENTS




   PART I -- FINANCIAL INFORMATION                                      Page No.
                                                                        --------

              Item 1.           Financial Statements                           3

              Item 2.           Management's Discussion and Analysis          16

              Item 3            Controls and Procedures                       21

   PART II -- OTHER INFORMATION

              Item 1.           Legal Proceedings                             21

              Item 2.           Unregistered Sales of Equity Securities and
                                   Use of Proceeds                            21

              Item 3.           Defaults Upon Senior Securities               21

              Item 4.           Submission of Matters to a Vote of Security
                                   Holders                                    21

              Item 5.           Other Information                             21

              Item 6.           Exhibits                                      21

              Signatures                                                      22


              Certifications                                            Attached

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statement

                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                                  Balance Sheet
                               September 30, 2007


                                     Assets

Current assets:
   Cash                                                             $     7,458
                                                                    -----------
     Total current assets                                                 7,458
                                                                    -----------

Computer equipment, net of depreciation of $9,534                        26,871
                                                                    -----------

Other assets:
   Lease security deposits and other assets                              23,250
   Performance flight test aircraft                                     563,149
   Prototypes for design aircraft                                       312,804
                                                                    -----------
                                                                        899,203

     Total assets                                                   $   933,532
                                                                    ===========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable and accrued expenses                            $   687,635
   Note payable                                                         142,894
   Payroll taxes payable                                                497,961
   Accrued interest, related party                                       63,250
   Rent payable, related party                                          114,000
   Accrued aircraft rent, related party                                  67,500
   Deferred compensation                                              2,983,762
   Loans and advances from related party                                413,569
   Advances from stockholders                                            82,500
   Customer deposits                                                     30,000
                                                                    -----------
     Total current liabilities                                        5,083,071
                                                                    -----------

Long-term liabilities:
   Deferred rent obligation                                              84,000
                                                                    -----------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value, 25,000,000 shares authorized,
     no shares issued or outstanding                                       --

   Common stock, $.0001 par value, 475,000,000 shares authorized,
     216,425,989 shares issued and outstanding                           21,642
   Additional paid-in capital                                         5,699,775
   Deficit accumulated during the development stage                  (9,954,956)
                                                                    -----------
     Total stockholders' equity (deficit)                            (4,233,539)
                                                                    -----------

     Total liabilities and stockholders' equity (deficit)           $   933,532
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

                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Operations


                                                                                                     Period From
                                                                                                     December 9,
                                         Three Months   Three Months   Nine Months    Nine Months       2004
                                            Ended          Ended          Ended          Ended      (Inception) to
                                         September 30,  September 30,  September 30,  September 30,  September 30,
                                             2007           2006           2007           2006           2007
                                         -----------    -----------    -----------    -----------    -----------

Revenues                                 $      --      $      --      $      --      $      --      $      --


Operating expenses:

   Related party reorganization costs           --             --             --             --        3,519,073
     (Notes 1 and 2)
   Compensation and related costs            251,758        259,465        827,021        721,020      4,187,550
   General and administrative,               102,770         47,171        414,255        409,525      1,649,382
     exclusive of compensation costs
     shown separately above

   Engineering, research and                  15,547         85,656         51,420        179,183        491,173
     development

   Interest expense                            4,148          7,433         54,185         23,798        107,777
                                         -----------    -----------    -----------    -----------    -----------
     Total operating expenses                374,223        399,725      1,346,881      1,333,526      9,954,955
                                         -----------    -----------    -----------    -----------    -----------

Loss before provision for income taxes      (374,223)      (399,725)    (1,346,881)    (1,333,526)    (9,954,955)

Provision for income taxes                      --             --             --             --             --


Net loss                                 $(  374,223)   $  (399,725)   $(1,346,881)   $(1,333,526)   $(9,956,955)
                                         ===========    ===========    ===========    ===========    ===========


Basic net loss per share based on
   weighted average common shares        $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                         ===========    ===========    ===========    ===========


Weighted average number of common        158,661,557    154,926,631    158,661,557    154,926,631
   shares outstanding                    ===========    ===========    ===========    ===========






              The accompanying notes are an integral part of these
                        unaudited financial statements.


                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Cash Flows


                                                                              Period From
                                                Nine Months    Nine Months  December 9, 2004
                                                   Ended          Ended      (Inception) to
                                               September 30,  September 30,   September 30,
                                                   2007           2006            2007
                                               -----------    -----------     -----------

Cash flows from operating activities:

Net loss                                       $(1,346,881)   $(1,333,526)   $(9,954,955)
                                               -----------    -----------    -----------

Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                      4,621           --           11,450
   Non-cash portion of related party                  --             --        2,450,615
     reorganization costs
   Common stock issued for services                112,500           --        1,512,500
   Deferred compensation                           271,225        247,480      1,124,654
   Expenses paid by related party                     --          101,697        206,052
   Compensation paid by AMUC                          --             --           46,923
   Deferred rent                                    18,000          6,000         84,000
Changes in operating assets and liabilities:
   Prepaid expenses                                   --           26,400           --
   Lease security deposits and other                  --           (3,703)       (23,250)
     assets
   Deferred financing costs                           --          176,172           --
   Accounts payable and accrued expenses           175,351         51,242        610,483
   Accounts payable, AMUC                             --             --             --
   Payroll taxes payable                           144,264         92,230        501,571
   Accrued interest, related party                  14,376         23,798         63,250
   Rent payable, related party                        --             --          114,000
   Accrued aircraft rent, related party             22,500         22,500         67,500
   Customer deposits                                30,000                        30,000
   Deferred compensation                              --             --          (33,000)
                                               -----------    -----------    -----------
Net cash used in operating activities             (554,044)      (589,710)    (3,188,207)
                                               -----------    -----------    -----------

Cash flows from investing activities:
    Payments on Performance Flight Test
   Aircraft                                       (563,149)          --         (563,149)
   Purchase of prototypes for design
     aircraft                                         --          (54,729)      (312,804)
    Purchase of computers                          (11,271)          --          (38,321)
                                               -----------    -----------    -----------
Net cash used in investing activities             (574,420)       (54,729)      (914,274)
                                               -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock
                                                 1,010,100      1,251,480      4,476,540
   Financing cost associated with common
     stock                                            --         (271,000)      (271,000)
   Advance from note payable                       142,894           --          142,894
   Advances from related party                       5,000          5,000        127,377
   Advances from stockholders                       82,500           --           82,500
   Repayment of advances from related
     party                                        (140,372)      (268,000)      (448,372)
                                               -----------    -----------    -----------
Net cash provided by financing activities        1,100,122        717,480      4,109,939
                                               -----------    -----------    -----------

Net increase in cash                               (28,342)        73,041          7,458
Cash at beginning of period                         35,800            507           --
                                               -----------    -----------    -----------

Cash at end of period                          $     7,458    $    73,548    $     7,458
                                               ===========    ===========    ===========


Interest paid                                  $      --      $      --      $       371



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



                      Utilicraft Aerospace Industries, Inc.
                          (A Development Stage Company)
                                   (UNAUDITED)
                            Statements of Cash Flows

                      Supplemental Disclosures of Non-Cash
                       Investing and Financing Activities

                                                                                      Period From
                                                                                    December 9, 2004
                                              Nine Months Ended  Nine Months Ended   (Inception) to
                                                September 30,      September 30,      September 30,
                                                    2007               2006               2007
                                                ------------       ------------       ------------


Assumption of obligations for deferred
   compensation of former AMUC officers         $     --           $     --           $1,892,108

Assumption of loans and advances from
   related party                                $     --           $     --           $  531,889

Assumption of accounts payable of AMUC
                                                $     --           $     --           $1,145,609






              The accompanying notes are an integral part of these
                        unaudited financial statements.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007



1.   BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006, which was filed April 27, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Utilicraft Aerospace Industries, Inc. as of September 30, 2007 and the results of its Operations and cash flows for the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $9,955,000. This is largely attributable to the reorganization costs associated with American Utilicraft Corporation ("AMUC") (Note 3) and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Cash losses from operations since inception have been approximately $3,188,000. Although the Company has a working capital deficiency of approximately $5,075,613 at September 30, 2007, approximately $3,528,081 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

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

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2007.


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

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Fair value of financial instruments
-----------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2007, the Company did not have any other financial instruments.

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



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007

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

Basic net loss per share has been computed as follows:


                                                           Nine Months          Nine Months
                                                              Ended                Ended
                                                          September 30,        September 30,
                                                              2007                 2006
                                                         -------------         -------------

Net loss                                                 $  (1,346,881)        $  (1,333,526)
                                                         =============         =============

Weighted average common shares outstanding                 215,857,989           213,560,692
Less - weighted average contingently returnable shares     (56,833,202)          (58,634,061)
                                                         -------------         -------------
Adjusted weighted average for basic net loss per share     159,024,787           154,926,631
   computation
                                                         =============         =============
Basic net loss per share                                 $       (0.01)        $       (0.01)
                                                         =============         =============



Engineering, research and development
-------------------------------------

The Company expenses engineering, research and development costs as they are incurred. For the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively, and for the period from December 9, 2004 (inception) through September 30, 2007, such costs were $51,420, $174,445, $261,428 and $491,173, respectively. These amounts relate to research and development of the Company's new aircraft design.

Performance Flight Test Aircraft
--------------------------------

Costs directly related to building the Performance Flight Test Aircraft ("PFTA") amounting to $563,149 as of September 30, 2007 include engineering design, wind tunnel testing and costs associated with the construction of the fuselage. Upon completion, these costs and other costs related to building the completed PFTA will be depreciated over the then estimated useful life of the PFTA.


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

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


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

4.   NOTE PAYABLE

The Note Payable of $142,894 is at no interest with installments due as set forth below. At September 30, 2007, the Company was delinquent on the payments due through September 15, 2007.

     $15,000 on July 5, 2007
     $50,000 on July 31, 2007
     $25,000 on August 15, 2007
     $13,085 on September 15, 2007
     $39,809 within 5 business days of first flight of PFTA or July 3, 2008, whichever date comes first.

5.   CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share. The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock
---------------

No shares of preferred stock have been issued as of September 30, 2007.

Common stock
------------

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights
----------------------------------------

As of September 30, 2007, the Company has not adopted any employee stock option plans.

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


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


5.   CAPITAL STRUCTURE DISCLOSURES -CONTINUED


Warrants

A summary of all the Company's warrants outstanding at September 30, 2007, December 31, 2006 and 2005, respectively and the changes during the years then ended is presented in the following table.



                                                  AMUC                        Related
                                               Stockholders  PacifiCorp        Party         Total
                                               -----------   -----------    -----------   -----------

Warrants outstanding, December 31, 2004        17,287,664          --             --      17,287,664

   Issued                                            --      60,000,000           --      60,000,000
                                              -----------   -----------    -----------   -----------

Warrants outstanding, December 31, 2005        17,287,664    60,000,000           --      77,287,664

   Issued                                            --            --        1,084,388     1,084,388

   Exercised                                         --      (2,502,960)          --      (2,502,960)

                                              -----------   -----------    -----------   -----------
Warrants outstanding, December 31, 2006        17,287,664    57,497,040      1,084,388    75,869,092

    Issued                                                                     250,000       250,000

   Exercised                                         --        (750,000)          --        (750,000)
                                              -----------   -----------    -----------   -----------

Warrants outstanding, September 30, 2007       17,287,664    56,747,040      1,334,388    75,369,092
                                              ===========   ===========    ===========   ===========


As of September 30, 2007, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2008. See Note 7 for a description of warrants issued in connection with a financing agreement to purchase 60,000,000 shares of common stock.

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


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


6.   INCOME TAXES - CONTINUED

At September 30, 2007, December 31, 2006 and December 31, 2005, the Company's only deferred tax assets are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $3,361,000, $2,912,000 and $2,335,660, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operating tax loss carryforwards of approximately
$7,271,000 incurred since inception. These operating losses expire from 2024 through 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate is as follows:

                                                                                                   Period From
                                              Nine Months                                          December 9,
                                                 Ended          Year Ended       Year Ended           2004
                                               September         December         December        (Inception) to
                                                  30,              31,               31,           September 30,
                                                 2007             2006              2005              2007
                                            -----------       -----------       -----------       -----------

Tax benefit computed at statutory rate      $   344,600       $   577,000       $ 1,116,000       $ 3,361,000

Increase in valuation allowance                (344,600)         (577,000)       (1,116,000)       (3,361,000)

Net Change                                  $      --         $      --         $      --         $      --




7.   COMMITMENTS AND CONTINGENCIES

Funding commitment
------------------

The Company entered into a financing agreement (the "Agreement") effective September 12, 2005 with PacifiCorp Funding Partners Trust ("PacifiCorp") to provide equity financing of a minimum of $40,000,000 and a maximum of $80,000,000 through the exercise of warrants for the purchase of up to 60,000,000 shares. The terms of the warrants are as follows:

     (i) Warrants for the purchase of 20 million shares are exercisable at $.50 per share for a period of 360 days after execution of the Agreement (the exercise period has been extended to December 31, 2007 by the Company);

     (ii) Warrants for the purchase of 30 million shares are exercisable at $1.50 per share for a period of 540 days after execution of the Agreement (the exercise period has been extended to December 31, 2007 by the Company);

     (iii) And, warrants for the purchase of 10 million shares are exercisable at $2.50 per share for a period of 720 days after execution of the Agreement (the exercise period has been extended to December 31, 2007 by the Company).

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

In the event that PacifiCorp fails to exercise warrants sufficient to generate the minimum funding ($40,000,000) within 540 days following the execution of the Agreement (effectively, March 6, 2007), extended by the Company to December 31, 2007, upon demand, PacifiCorp will be obligated to return all of the PacifiCorp Shares to the Company and return all unexercised warrants for cancellation or resale. The Agreement allows the parties to renegotiate the terms of exercise of the warrants, whether as to exercise price or period, in the event of the establishment of a public market for the Company's common stock.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


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

During the nine months ended September 30, 2007, PacifiCorp transferred funds totaling $160,000 to the Company for exercise of warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. As of September 30, 2007 PacifiCorp has acquired a total of 5,918,960 shares by the exercise of 3,252,960 warrants and the sale of 2,999,333 its shares for $850,100, which shares were issued to PacificCorp under this funding agreement as set forth above. PacifiCorp made the decision to have the $850,100 come to the Company for production of the Performance Flight Test Aircraft and since the shares were not originally valued the $850,100 was added to the Company's additional capital as these shares relate to the funding commitment. Notwithstanding the fact that PacifiCorp has acquired the 5,918,960 shares as set forth above, it has requested and obtained transfer of a total of 7,744,160 PacifiCorp Shares to third parties in the process of acting on its funding agreement. Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations as of September 30, 2007, the Company has recognized 3,751,058 of the 60,584,260 PacifiCorp Shares transferred as "earned." In addition, 1,177,872 of the 19,415,740 previously issued and outstanding shares personally transferred by the two executive officers, have also been considered as "earned."

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

Ground Lease, City of Albuquerque, New Mexico
---------------------------------------------

This lease, effective March 31, 2005, is for the Company's future primary operations and manufacturing facility. The City of Albuquerque has agreed to abate certain portions of the monthly rentals until the end of the initial five year lease in January 2010. The abatement results in 100% of the first year's rent and 50% of the next four years' rent to be deferred until January 2010, at which time, the abated rent, aggregating $144,000, will be due and payable. During the first year of the lease, abated monthly rentals of $4,000 were accrued. In April 2006, the abated monthly rentals were reduced to $2,000 per month. This abated rent obligation is reflected in the accompanying balance sheet as "Deferred rent obligation." During the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively, the Company recorded rent expense under this lease of $18,000, $48,000 and $48,000, respectively.

At the end of the initial five year period, the lease provides for changes in the annual rent during each successive five year period throughout its 20 year term based on changes in the fair market value of the underlying land.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007



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

Hanger Lease, City of Albuquerque,  New Mexico
----------------------------------  ----------

This lease is for temporary space until the Company's permanent facility is constructed as discussed above. Monthly rentals are $3,600 on a month-to-month basis beginning March 1, 2006. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company recorded lease expense under this lease of $32,400 and $50,699, respectively.

Aircraft Lease, Related Party, J.D. Aero, LLC
---------------------------------------------

The Company leases an aircraft from a company wholly owned by the Company's President. The lease is for five year term with monthly payments of $2,500. During the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005 and for the period from December 9, 2004 (inception) through December 31, 2006, the Company recorded rent expense under this lease of $22,500, $30,000, $21,478 and $66,478, respectively.

In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080. Under terms of the lease, these additions remain the property of J.D. Aero, L.L.C.

The following is a schedule of future minimum rental payments required under the above long-term operating leases for the next five calendar years:

                         Year               Amount
                         ---------------   ----------

                         2007                $41,050
                         2008                 95,605
                         2009                 78,000
                         2010                 63,000
                                           ----------

                                           $ 277,655
                                           ==========

Purchase commitments
--------------------

Once  production  of  the  Company's  prototype  aircraft  commences,   purchase
commitments will consist primarily of agreements for raw materials and parts needed in the Company's aircraft manufacturing operations.

The Company estimates it will require approximately $15,000,000 over the next 12 months for its Performance Flight Test Aircraft ("PFTA"), engineering and general and administrative expenses, and FAA Part 25 Type Certification.

An engineering contract for the wing design and a wind tunnel is in place for approximately $325,000, of which approximately $285,085, has been paid through September 30, 2007, and $198,085 is reflected in "Performance flight test aircraft and Prototypes for design aircraft" assets on the accompanying balance sheet.

Executive compensation
----------------------

The Company is obligated under the terms of employment contracts for seven of its executive officers. The terms of the contracts are generally five years and provide for annual salaries of $95,000 to $300,000 each. The annual compensation for these seven executive officers aggregates approximately $1,120,000.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007


7.   COMMITMENTS AND CONTINGENCIES - CONTINUED

The contracts provide for substantial increases based on certain future events that, if achieved by the Company, would raise the aggregate annual compensation to approximately $1,500,000, subject to inflation adjustments.

The contracts also provide for bonuses based on certain numbers of aircrafts sold in the future. Certain officers may earn a bonus based on rates varying from 1/16 of 1% to 3% of the aircraft's selling price.

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

8.   RELATED PARTY TRANSACTIONS

As discussed in Note 3, the Company assumed the obligation for loans and advances made to AMUC by J.D. Aero, LLC ("Aero") and the Company's President, of $532,000. As of September 30, 2007, these loans and advances, which bear interest at 4% and are unsecured, aggregated $413,569, plus accrued and unpaid interest of $63,250, and are reflected in "Loans and advances from related party" and "Accrued interest, related party" on the accompanying balance sheet. For the nine months ended September 30, 2007, and the years ended December 31, 2006 and 2005 and the period from December 9, 2004 (inception) to December 31, 2006, interest expense of $14,376, $30,393, $23,199 and $63,820, respectively, has been reflected in the accompanying statements of operations.

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

Overview

We are a development stage research and development company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $9,954,955 for the period from inception to September 30, 2007. Our ability to continue as a going concern is subject to sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

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


Results of Operations

Nine and Three Months Ended September 30, 2007 Compared to Nine and Three Months
Ended September 30, 2006.
          Net sales. The Company remains in the development stage and has not had any sales since its inception date of December 9, 2004.

          Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the nine and three months ended September 30, 2007 and 2006 are comparative for each of the periods as indicated in the following summary:

                                        Three Months    Three Months      Nine Months       Nine Months
                                           Ended           Ended            Ended             Ended
                                        September 30,   September 30,    September 30,     September 30,
                                            2007            2006             2007              2006
                                        ----------       ----------       ----------       ----------

Compensation related costs              $  251,758       $  259,465       $  827,021       $  721,020


General and Administrative Expenses        102,770           47,171          414,255          409,525


Engineering, Research and Development       15,547           85,656           51,420          179,183


Interest Expense                             4,148            7,433           54,185           23,798
                                        ----------       ----------       ----------       ----------

         Total Operating Expenses       $  374,223       $  399,724       $1,346,881       $1,333,526
                                        ==========       ==========       ==========       ==========



     The Compensation related costs increased as the Company increased its management staff in preparation for the building of the FF-1080 prototype plan and the related marketing efforts.

     The General and Administrative Expenses increased primarily due to an increase in corporate, legal and hanger expenses.

     Interest expense increased for the periods in 2007 as compared to 2006 due to the interest charges on the wind tunnel agreement with Analytical Methods, Inc.

     Net Result. As the result of the Company not having any sales for the periods, our net loss for the nine months ended September 30, 2007 and 2006 and the three months ended September 30, 2007 and 2006, respectively, equaled the total operating expenses for the periods as set forth in the tables above.

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

We entered into an Amended Master Financing Agreement (referred to herein as the "PacifiCorp Agreement") Between PacifiCorp Funding Partners Trust and Utilicraft Aerospace Industries, Inc. effective as of September 12, 2005. Pursuant to the terms of the PacifiCorp Agreement, PacifiCorp Funding Partners Trust ("PacifiCorp"), a trust formed under the laws of the Republic of Mauritius has agreed to potentially provide a minimum of $40,000,000 and a maximum of $80,000,000 in financing through the exercise of warrants (the "PacifiCorp Warrants") granted to PacifiCorp for the purchase of up to 60,000,000 shares of our common stock. The PacifiCorp Agreement provides that PacifiCorp will utilize its best efforts to provide funding but does not obligate PacifiCorp to exercise any of the PacifiCorp Warrants. The PacifiCorp Warrants consist of (1) warrants for the purchase of 20,000,000 shares of common stock at a price of $0.50 per share, exercisable for a period of 360 days (the exercise period has been extended by the Company to December, 31, 2007); (2) warrants for the purchase of 30,000,000 shares of common stock at a price of $1.50 per share, exercisable for a period of 540 days (the exercise period has been extended by the Company to December 31, 2007); and (3) warrants for the purchase of 10,000,000 shares of common stock at a price of $2.50 per share, exercisable for a period of 720 days. The PacifiCorp Agreement expressly states that the parties reserve the right, without obligation, to renegotiate the terms of exercise of the PacifiCorp Warrants, whether as to exercise price or period, in the event of the establishment and based on the condition (price and volume) of a public market for our common stock. In addition, the Company, John Dupont and Darby Boland collectively agreed to contribute a total of 80,000,000 shares (the "PacifiCorp Shares") of restricted common stock of the Company to PacifiCorp. The PacifiCorp Shares consist of 60,584,260 shares newly issued by the Company, 11,660,000 shares contributed and transferred by John Dupont personally, and 7,755,740 shares contributed and transferred by Darby Boland personally. The PacifiCorp Trustee is entitled to exercise full voting rights relating to the PacifiCorp Shares. In the event that PacifiCorp fails to exercise PacifiCorp Warrants sufficient to generate the minimum funding (i.e., $40,000,000) provided for in the PacifiCorp Agreement within 540 days following execution (the exercise period has been extended by the Company to December 31, 2007), PacifiCorp is obligated to return the PacifiCorp Shares and all unexercised PacifiCorp
Warrants for cancellation. Notwithstanding the foregoing obligation, the PacifiCorp Agreement allows for transfer of the PacifiCorp Shares to third parties but provides that any transfer during the period the PacifiCorp Agreement is in effect requires a counter-party signature from an Officer of the Company. No security interest in the PacifiCorp Shares is reserved pursuant to the PacifiCorp Agreement, and absent any subsequent agreement between the parties with respect to resale of the PacifiCorp shares, the Company retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its obligations. None of the PacifiCorp Shares or shares to be issued upon exercise of the PacifiCorp Warrants have been registered.

During the year ended December 31, 2006, PacifiCorp transferred net funds totaling $1,466,439 to us for exercise of PacifiCorp Warrants for the purchase of 2,502,960 shares at an exercise price of $.50 per share. Notwithstanding the fact that PacifiCorp has only paid for the purchase of 2,502,960 shares as of December 31, 2006, it has requested and obtained transfer of a total of 5,078,160 of the PacifiCorp Shares to third parties.

During the nine months ended September 30, 2007, PacifiCorp transferred net funds totaling $160,000 to us for exercise of PacifiCorp Warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. During this period, PacifiCorp also sold 2,999,333 of its shares received from the Company as part of its funding agreement and elected to have the $850,100 come directly to the Company for the development of the Performance Flight Test Aircraft and the Company added the $850,100 to its additional paid in capital account as the proceeds related to the stock issued to PacifiCorp as part of the funding agreement.

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

Material Commitments for Expenditures

Depending on our ability to arrange financing, we expect to pay one or more other aircraft fabricators a significant portion of the amount budgeted for construction and assembly of the PFTA during the next 12 months. We have an agreement with Metalcraft Technologies, Inc., but it is non-exclusive and requires us to agree to several material terms, including pricing and delivery schedules, such that we have the flexibility to choose the fabricator we deem best suited to our work. At September 30, 2007 the Company has advanced Metalcraft $100,000 towards the purchase of materials for manufacturing the fuselage. See "Liquidity and Future Capital Requirements" section above for details regarding our plans to finance such expenditures. In addition, apart from our current lease obligations for the hangar and assembly facility at Double Eagle-II in Albuquerque, New Mexico, we expect to spend between $200,000 and $400,000 for leasehold improvements to our facilities to make them suitable for final assembly of the aircraft. See "DESCRIPTION OF PROPERTY" section below.

Additionally, we have committed to pay $323,276 to Analytical Models, Inc. for construction of the wind tunnel model and related engineering and testing, of which we have paid a total of $285,235. We have also contracted with D3 Technologies, Inc. ("D3") to provide structural analysis and design integration services. The services to be provided by D3 will total approximately $137,750; we have paid $52,563 for work done to date.


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

In the interim, we have also entered into a Hangar Lease with the city, subsequently amended by a First Amendment to the Double Eagle II Airport Hangar Lease (the original Hangar Lease, as Amended is referred to herein as the "Amended Hangar Lease"), which provides for a 14,400 square foot hangar at a rate of $3,600 per month. The Amended Hangar Lease also provides that we will pay certain fees relating to maintenance, identification badges and refuse containment. The city of Albuquerque has reserved the right to adjust the rent annually in an amount equal to 3% of the previous year's rent. The term of the Amended Hangar Lease is month to month, commencing on March 1, 2006.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
("Exchange Act") were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material pending legal proceeding.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005 and 2006 and the nine months ended September 30, 2007, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $497,961. There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.

Item 2 - Changes in Securities.

Recent Sales of Unregistered Securities

     None

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

          (b)  Reports on Form 8-K.
                       None

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


                                           Utilicraft Aerospace Industries, Inc.
                                           Aal, Inc.



Dated:  November 13, 2007                  By:  /s/ John Dupont
                                                 --------------
                                                John Dupont
                                                Chief Executive Officer



Dated:  November 13, 2007                  By:  /s/ Randy Moseley
                                                -----------------
                                                Randy Moseley
                                                Chief Financial Officer