Form 10KSB
period 2007-12-31
Utilicraft Aerospace Industries, Inc.
filed 2008-04-15
CIK 1334740

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2007


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



                    Issuer's telephone number: (866) 843-1348


      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value.

 Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large Accelerated Filer [ ].          Accelerated Filer    [ ].

         Non-Accelerated Filer [ ].            Smaller Reporting Company [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,831,480 as of March 5, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 179,493,552 common shares, no par value, outstanding as of March 20, 2008.

Documents Incorporated By Reference:   None.

Transitional Small Business Disclosure Format (check one):   Yes  |_|  No  |X|


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                     Part I

1.           Description of Business                                           1

2.           Description of Property                                           5

3.           Legal Proceedings                                                 5

4.           Submission of Matters to a Vote of Security Holders               5

                                     Part II

5.           Market for Common Equity and Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities              6

6.           Management's Discussion and Analysis or Plan of Operation         8

7.           Financial Statements                                             10

8.           Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         10

8A.          Controls and Procedures                                          10

8B.          Other Information                                                11

                                    Part III

9.           Directors and Executive Officers of the Registrant               11

10.          Executive Compensation                                           13

11.          Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  16

12.          Certain Relationships and Related Transactions                   17

13.          Exhibits                                                         18

14.          Principal Accountant Fees and Services                           20




--------------------------------------------------------------------------------

                                     PART 1

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

ITEM 1. DESCRIPTION OF BUSINESS

Development of Utilicraft Aerospace Industries, Inc.

Utilicraft Aerospace Industries, Inc. is a Nevada corporation that was incorporated on December 10, 2004. The Company was formed to effect a reorganization (the "Reorganization") of American Utilicraft Corporation ("AMUC"). The Reorganization was deemed necessary by the AMUC Board of Directors because they concluded that the business of AMUC could not be continued by the corporation in its current form due to its inability to facilitate significant investment to satisfy capital requirements for bringing its products to market. Among other things, delinquencies and deficiencies in its public filings under federal securities laws and certain pending litigation were reasons AMUC was unable to facilitate significant investment necessary to fund continuing operations. Upon formation, the Company: (1) obtained from John Dupont, assignments of patent rights for the design of the FF-1080-300 aircraft, the method patent for the Express Turn-Around (ETA) electronic freight tracking system and for the Automated Flat Rate System (AFRS); (2) entered into separate employment agreements with John Dupont, Darby Boland, John Dapogny and Karen Shoemaker; (3) entered into lease agreements for facilities for use in its business operations, including a sublease (which has since been terminated) from AMUC of facilities located at 554 Briscoe Blvd., Lawrenceville, Georgia (formerly AMUC headquarters); and (4) recognized and resolved to honor deferred compensation obligations of AMUC to its officers.

To effect the Reorganization, the Company executed a Reorganization Agreement with AMUC pursuant to which it issued 111,444,769 shares of its common stock to AMUC to be distributed as a share dividend to AMUC shareholders on a share-for-share basis. AMUC declared a dividend of the shares of the Company's common stock to its shareholders on September 22, 2005. Pursuant to the terms of the Reorganization Agreement the Company also issued warrants (the "UAI Warrants") exercisable for the purchase of 17,287,664 shares of our common stock to holders of AMUC issued warrants (the "AMUC Warrants").

The reorganization could be characterized as a chain of transactions designed to effect an unregistered distribution of the Company's shares that would not qualify for an exemption under the Securities Act, which may subject the Company to private or regulatory liabilities. The Company considers the prospects of liability remote, in that there was no consideration paid for the dividended shares, and it promptly took steps to register an offering of such shares for resale. Though the Company contends there are exemptions available for the AMUC dividend, in the event that state or federal securities regulators pursue enforcement actions the Company may be limited in its ability to effect securities offerings or obtain financing in the future.

Pursuant to the Reorganization, the Company's officers entered into employment agreements with the Company and the Company assumed the obligation to pay them compensation deferred on AMUC's books (see " EXECUTIVE COMPENSATION " section) as well as AMUC's debt to John Dupont (see " CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS " section). John Dupont and Darby Boland each also received 10,000,000 shares of stock in the Company for services rendered and their agreement to serve as a director of the Company.

--------------------------------------------------------------------------------

The reorganization could be characterized as a chain of transactions designed to effect an unregistered distribution of the Company's shares that would not qualify for an exemption under the Securities Act, which may subject the Company to private or regulatory liabilities. The Company considers the prospects of liability remote, in that there was no consideration paid for the dividended shares, and it promptly took steps to register an offering of such shares for resale. Though the Company contends there are exemptions available for the AMUC dividend, in the event that state or federal securities regulators pursue enforcement actions the Company may be limited in its ability to effect securities offerings or obtain financing in the future.

Pursuant to the Reorganization, the Company's officers entered into employment agreements with the Company and the Company assumed the obligation to pay them compensation deferred on AMUC's books (see " EXECUTIVE COMPENSATION " section) as well as AMUC's debt to John Dupont (see " CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS " section). John Dupont and Darby Boland each also received 10,000,000 shares of stock in the Company for services rendered and their agreement to serve as a director of the Company.


Business Overview

Until December 12, 2007, the Company was engaged in the development and marketing of a freight forwarding aircraft, and certain information systems relating to the operation and function of the aircraft and freight management. The goal of the Company was to implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system. Since the strategic sale of its assets and Freight Feeder aircraft technology in December of 2007, the Company is now focusing its business-plan efforts to actively seeking new strategic aerospace products for development, particularly related to the enhancement of the Freight Feeder aircraft in the air-cargo markets worldwide -- to continue to build the asset base, to develop cash-flow, all aimed at building shareholder value.

The Company's funding has been hindered since the beginning of 2007 as PacifiCorp Funding Partners Trust ("PacifiCorp"), operating under a Master Financing Agreement entered into on September 12, 2005 for a total funding of $80,000,000 over a two year period, was unsuccessful in providing required funding to the Company. PacifiCorp's lack of success was due primarily to undisciplined shareholders causing a decreasing share price since the Company began trading in December 2006 which, in turn, has hindered PacifiCorp's ability to attract the capital to exercise warrants at $.50, $1.50 and $2.50 per share. On December 6, 2007, the Board of Directors of Utilicraft Aerospace Industries, Inc. (the "Company") terminated the Master Financing Agreement with PacifiCorp and clawed-back 49,223,003 of the Company's shares of common stock previously issued to PacifiCorp. The 49,223,003 has subsequently been reduced to 40,185,397 through conversions into PacifiCorp shares by stockholders who had outstanding loans to the Company - See Note 9 Subsequent Events, to the financial statements included in this filing, for a discussion of stockholder advances converted to stock through an agreement to participate in the PacifiCorp Agreement. This termination was reported in a Form 8k filed by the Company on December 7, 2007. The lack of performance by PacifiCorp moved the Company to seek other options and led to the agreement with Freight Feeder Aircraft Corporation discussed below.

On December 12, 2007, Utilicraft Aerospace Industries, Inc. (the "Company"), with approval by consent of majority shareholders owning approximately 62.53% of the Company's outstanding common stock and by approval of its Board of Directors, entered into an Asset Purchase Agreement with Freight Feeder Aircraft Corporation ("FFAC") to sell all of its assets and technology for a purchase price consisting of the following;

          (a)  Common  stock.   Fifteen   Million  Two  Hundred  Fifty  Thousand
(15,250,000) restricted shares (the "Shares") of FFAC common stock (representing approximately 25% of FFAC's initial capitalization).

          (b) Warrants. Warrants for 30,500,000 restricted shares of FFAC's Common Stock, with a strike price of US$1.00 per share of Common Stock and with a term of 5 (five) years from first-flight.

          (c) Royalty. Subject to the provisions of this Section, FFAC agrees to pay UITA a 1% Royalty of the Gross Aircraft Sales recorded by FFAC in accordance with generally accepted accounting principles, less profit, commissions, royalties and mark-up on Freight Feeder Aircraft number 51 to Aircraft number 2051 sold by FFAC.

    (d) Assumed liabilities. FFAC agreed to assume certain liabilities of the Company which, after allowing for stockholder advances of $384,500 being converted to equity as part of the PacifiCorp funding, amounted to $2,553,683.

          (e) Public Company Assistance. FFAC agreed to assist UITA with its public company filing requirements (including audit and legal expenses), to provide for the Company's continued reporting under the Securities and Exchange Act of 1934 until the later of first flight of the Freight Feeder Aircraft, or two years from the date of the Agreement.



                                        2

--------------------------------------------------------------------------------

EMPLOYEES

As of December 31, 2007, we had a total of 4 employees, all of which are considered full-time employees. We have also employed outside consultants and contractors from time to time to provide various services. None of our employees are represented by a labor union. We consider our employee relations to be good.

RISK FACTORS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL
RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Risks Relating to Our Ability to Continue
-----------------------------------------

Our independent registered public accounting firm's report, dated March 28, 2008, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007. The Company has suffered losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Since inception (December 10, 2004) and through December 31, 2007, the Company has a loss from operations of approximately $8,692,000. The loss is largely attributable to the reorganization costs associated with AMUC and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while seeking potential acquisitions and waiting for the common stock and royalties received from Freight Feeder Aircraft Corporation to mature. There can be no assurance that management's efforts to adequately capitalize the Company will be successful. In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its goals, its viability as a going concern is uncertain.

Risks Relating to Our Business
------------------------------

The Company has a limited operating history for investors to analyze and draw conclusions regarding our potential future performance.

The Company was formed in December of 2004 and, therefore, has a limited history of operations. As a result, prospective investors will have little information to use in which to analyze the prior performance of the Company.

Since the Company was incorporated to effect a reorganization (the "Reorganization") of American Utilicraft Corporation ("AMUC"), it is possible that we may be deemed an "alter ego" of AMUC thereby subjecting the Company to the liabilities of AMUC.

Though the Company acquired no assets of AMUC in connection with the Reorganization and paid debts owed by AMUC to trade and other creditors, it is possible that a claimant may seek to hold us responsible for any outstanding known or unknown AMUC liabilities under an alter ego theory. Facts that could augment an alter ego claim against the Company include the following: (1) the Company and AMUC share the same officers and directors; (2) the Company was created to solve problems in obtaining necessary financing for development and marketing of the Company's products due to AMUC's delinquencies and deficiencies in its public filings under federal securities laws and certain pending litigation against AMUC; and (3) the fact that the Company effectively adopted the business of AMUC by virtue of the Reorganization. AMUC liabilities include not only liabilities that would be apparent from its balance sheet but could also include latent liabilities that could exist or might arise as a result of the fact that AMUC was delinquent and deficient in its reporting obligations.

The Company has sustained losses which we expect to continue into the future. There is no assurance we will have future operations that will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Our activities have been primarily directed towards research and development and administrative activities. The Company may experience many of the problems, delays and expenses encountered by early stage businesses, some of which are beyond the Company's control.

The Company has incurred losses since formation, resulting in accumulated deficits.

The Company has incurred net losses from operations of approximately $8,800,000 from inception through December 31, 2007. Because of our losses from operations and our working capital deficiency, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The Company expects to incur additional operating losses and negative cash flow in the future unless and until it is able to generate operating revenues sufficient to support expenditures. There is no assurance that the Company will be able to generate sufficient revenues to fund its continuing operations, that the Company will generate positive cash flow from operations or that the Company will attain and thereafter sustain profitability in any future period.


                                        3

--------------------------------------------------------------------------------

We currently have only one independent director which limits the board of directors' ability to assure investors that that decisions are made on a disinterested basis .

Edward F. Eaton is the only independent director currently serving on our board of directors.

The Board of Directors has not established independent audit or compensation committees.

The Company does not have a separately designated standing audit committee. The functions of an audit committee are currently assumed by our full Board of Directors. As a result, we do not have a member of our Board of Directors that has been designated as an audit committee "financial expert." We also currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005, 2006 and 2007, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $520,000, which, were assumed by Freight Feeder Aircraft Corporation, must be settled as soon as possible.

There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded, any of which could severely impact the Company's ability to continue in business.

Risks Relating to Our Current Financing Arrangements
----------------------------------------------------

We currently have limited net working capital which is insufficient to meet our anticipated expenses and cash requirements. Though the Company may receive up to $4,498,155 in proceeds from the exercise of the warrants for the purchase of the 19,132,052 shares outstanding as of December 31, 2007 as set forth below, there can be no assurance that any of the warrants will ever be exercised. Consequently, we may be unable to fund our anticipated costs and expenses set forth in this annual report.

The exercise of outstanding warrants may adversely affect our stock price and stockholders' percentage ownership. There are outstanding warrants exercisable for the purchase of up to 19,132,052 shares of our common stock. All of these warrants were issued at exercise prices ranging from $0.10 to $5.00 per share. In the future, we may grant more warrants or options under stock option plans or otherwise. The exercise of stock options authorized in the future or warrants that are presently outstanding or may be issued in the future will dilute the percentage ownership of our other stockholders.

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

Risks Relating to Our Common Stock
----------------------------------

Our stock price is volatile.

The trading price of our common stock fluctuates widely and in the future may be subject to similar fluctuations in response to quarter-to-quarter variations in the future prospects of the Company and other events or factors.

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

Only those persons able to lose their entire investment should purchase these shares. Before purchasing any of these shares, you should carefully consider the following factors relating to our business and prospects. You should also understand that this annual report contains "forward-looking statements." See "FORWARD LOOKING STATEMENTS " section for more information.

Our common  stock is subject  to  regulations  of the  Securities  and  Exchange
Commission  (the  "Commission")   relating  to  the  market  for  penny  stocks.


Generally, "penny stock" as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or on NASDAQ that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell the securities.

                                        4

--------------------------------------------------------------------------------

The sale of material amounts of our common stock by selling shareholders could reduce the price of our common stock and encourage short sales.

Sales of a significant number of shares of our common stock in the public market, or the perception that such sales could occur, could harm the market price of the common stock.

The exercise of outstanding warrants may adversely affect our stock price and shareholders' percentage ownership.

There are outstanding warrants exercisable for the purchase of up to 19,132,052 shares of our common stock. It should be noted that we will be obligated to issue 3,252,960 shares upon execution of a valid Notice of Exercise of warrants issued to PacifiCorp for funds transferred for exercise of warrants. Though technically unissued as of the date of this annual report, the warrants for the aforementioned 3,252,960 shares are considered exercised for purposes of the numbers in this risk disclosure. In the future, we may grant more warrants or options under stock option plans or otherwise. The exercise of stock options authorized in the future or warrants that are presently outstanding or may be issued in the future will dilute the percentage ownership of our other stockholders.

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

The price may fluctuate substantially due to factors such as: actual or anticipated fluctuations in our results of operations; changes in or failure by us to meet securities analysts' expectations; announcements of technological innovations; introduction of new products by us or our competitors; the terms of new financing arrangements which may be dilutive; and general market conditions.

ITEM 2. DESCRIPTION OF PROPERTY

Freight Feeder Aircraft Corporation is currently providing the Company with office space, free of charge, at its office facilities located at the Plaza II Executive Center, Inc. located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico.


ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceeding.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005, 2006 and 2007, and anticipates the total under-funded obligation, including estimated interest and penalties, to be approximately $520,000. These liabilities were assumed by Freight Feeder Aircraft Corporation as part of its Asset Purchase Agreement with the Company as discussed in this filing on page 2. There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.










                                        5

--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "UITA." The following table sets forth the high and low bid information of our common stock on the OTC Bulletin Board for each quarter during the last two fiscal years and the subsequent interim period, as reported by the OTC Bulletin Board. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year           Period                         High Bid          Low Bid
2005           First Quarter                    0.00              0.00
               Second Quarter                   0.00              0.00
               Third Quarter                    0.00              0.00
               Fourth Quarter                   0.00              0.00

2006           First Quarter                    0.00              0.00
               Second Quarter                   0.00              0.00
               Third Quarter                    0.00              0.00
               Fourth Quarter                   1.10              0.82

2007           First Quarter                    1.00              0.25
               Second Quarter                   0.53              0.20
               Third Quarter                    0.31              0.10
               Fourth Quarter                   0.22              0.06


As of December 31, 2007, we had approximately 666 active stockholders of record of our common stock pursuant to the records of our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Signature Stock Transfer, Inc.


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

RECENT SALES OF UNREGISTERED SECURITIES

In the period ended December 31, 2007, the Company has received $1,010,100 from PacifiCorp for the exercise of Warrants in 2007. The Company, upon receipt of notice of from PacifiCorp, will issue a total of 3,252,960 shares of common stock to PacifiCorp for the 2006 and 2007 purchase of warrants.

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

                                        6

--------------------------------------------------------------------------------

INVESTMENT AGREEMENT WITH EUROPEAN EQUITY GROUP

The Company entered into a Master Financing Agreement (the "Agreement") effective September 12, 2005 with PacifiCorp Funding Partners Trust ("PacifiCorp") to provide equity financing of a minimum of $40,000,000 and a maximum of $80,000,000 through the exercise of warrants for the purchase of up to 60,000,000 shares. On December 6, 2007, the Board of Directors of the Company terminated this Master Financing Agreement with PacifiCorp due to lack of performance as allowed by the Agreement and clawed-back 49,223,003 of the Company's 60,584,260 shares of common stock previously issued to PacifiCorp by the Company as part of the Agreement. The 49,223,003 has subsequently been reduced to 40,185,397 through conversions into PacifiCorp shares by stockholders who had outstanding loans to the Company - See Note 9 - Subsequent Events to the financial statements included in this filing for a discussion of stockholder advances converted to stock through an agreement to participate in the PacifiCorp Agreement. Executive officers who contributed 19,415,740 shares to the original Agreement total of 80,000,000 shares received back their shares as part of the termination of the Master Financing Agreement. The 60,584,260 new PacifiCorp Shares issued by the Company were not valued under the provisions of SFAS 123R since there is no performance commitment other than to return the shares. The value of the above warrants was determined by management to be insignificant and, accordingly, no value was assigned to the warrants.

During the year ended December 31, 2007, PacifiCorp transferred funds totaling $160,000 to the Company for exercise of warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. As of December 31, 2007 PacifiCorp has acquired a total of 5,918,960 shares by the exercise of 3,252,960 warrants and the sale of 2,999,333 its shares for $850,100, which shares were issued to PacifiCorp under this funding agreement as set forth above. PacifiCorp made the decision to have the $850,100 come to the Company for production of the Performance Flight Test Aircraft and since the shares were not originally valued the $850,100 was added to the Company's additional capital as these shares relate to the funding commitment.


Securities Authorized For Issuance Under Equity Compensation Plans.

At December 31, 2007, the Company does not have any Equity Compensation Plans.















                                        7

--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We are a company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $8,692,000 for the period from inception to December 31, 2007. Our ability to continue as a going concern is subject to continued support of our shareholders and sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

Our current business plan is to focus look for potential acquisitions or merger partners, strategic partners for development of aerospace products and to wait on the maturity of the common stock and royalties received by the Company from Freight Feeder Aircraft Corporation in conjunction with the Asset Purchase Agreement executed with Freight Feeder Aircraft Corporation on December 12, 2007 as discussed on page 2 and Note 6 - to the financial statements included in this filing.

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

     Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2007 audited financial statements.

                                        8

--------------------------------------------------------------------------------

Liquidity and Future Capital Requirements

Since inception we have been primarily funded from proceeds from private placements.

John  Dupont has  personally  loaned the  Company or paid  Company  expenses  to
maintain   Company   operations.   See   "CERTAIN   RELATIONSHIPS   AND  RELATED
TRANSACTIONS" section below..

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

DESCRIPTION OF PROPERTY

The Company is currently being provided office space, free of charge, by Freight Feeder Aircraft Corporation at its Plaza II Executive Center, Inc. offices located at 125 Lincoln Avenue, Suite 400, 125 Lincoln Plaza, Santa Fe, New Mexico 87121.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. However, it should be noted that the Company only has one director that would be considered an "Independent Director" as defined by the North American Securities Administrators Association, Inc. ("NASAA") Statement of Policy Regarding Corporate Securities Definitions, as amended. As such, at the time of the following transactions, the Company lacked sufficient disinterested independent directors to ratify the transactions as required by guidelines set forth in the NASAA Statement of Policy Regarding Loans and Other Material Affiliated Transactions, as amended.

The Company was formed to effect a reorganization (the "Reorganization") of American Utilicraft Corporation ("AMUC"). Upon formation, the Company: (1) obtained from John Dupont, assignments of patent rights for the design of the FF-1080-300 aircraft, the method patent for the Express Turn-Around (ETA) electronic freight tracking system and for the Automated Flat Rate System
(AFRS); (2) entered into separate employment agreements with John Dupont, Darby Boland, Thomas Dapogny and Karen Shoemaker; (3) entered into lease agreements for facilities for use in its business operations, including a now-terminated sublease from AMUC of facilities located at 554 Briscoe Blvd., Lawrenceville, Georgia (formerly AMUC headquarters); and (4) recognized and resolved to honor deferred compensation obligations of AMUC to its officers and employees. Pursuant to the terms of the Reorganization Agreement the Company also issued warrants (the "UAI Warrants") exercisable for the purchase of 17,287,664 shares of our common stock to holders of AMUC issued warrants (the "AMUC Warrants") for the purchase of 17,287,664 shares of AMUC common stock.

We anticipate that all ongoing and future affiliated transactions will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Moreover, all ongoing and future affiliated transactions and any forgiveness of loans must be approved by a majority of the independent, disinterested members of the Company's Board of Directors. Edward F. Eaton is the only independent director currently serving on our board of directors and all of the foregoing transactions have been approved or ratified by Mr. Eaton.

Our  working  capital  deficit  at  December  31,  2007,  was  $2,971,340.   Our
independent auditors' report includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2007.

Historically, we have financed operations through private debt and equity financings. In recent years, financial institutions have been unwilling to lend to us and the cost of obtaining working capital from investors has been expensive. We principally expect to raise funds through the sale of equity or debt securities. During the year ended December 31, 2007, the Company received net proceeds of approximately $1,010,100 from the sale of equity securities. The Company actively continues to pursue additional equity or debt financings, but cannot provide any assurance that it will be successful. If we are unable to pay our debt as it becomes due and are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and will be forced to consider steps that would protect our assets against our creditors.







                                        9

--------------------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements and Financial Statement Schedule filed as a part of This Annual Report on Form 10-KSB are listed on the Index to Financial Statements on page 22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

As required by the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

During our most recently completed fiscal year ended December 31, 2007, the Company made the following changes (1) hired a Chief Financial Officer who has SEC reporting experience, (2) instituted use of SEC disclosure checklist for each financial report, and (3) completed the centralizing of its accounting records in its New Mexico offices.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.







                                       10

--------------------------------------------------------------------------------

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



ITEM 8B. OTHER INFORMATION

None.


                                                               PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth information concerning our directors, executive officers, and certain of our significant employees as of March 1, 2008. Our Board of Directors consists of a total of three members who serve terms of three years and hold office until death, resignation or until removed from office in accordance with our Bylaws. Our officers are appointed by our Board of Directors and hold office until their successors are chosen and qualified or removed by our Board of Directors.
--------------------------------------------------------------------------------
                                                                     Term as
Name                 Age      Position                               Director
                                                                     Expires
--------------------------------------------------------------------------------
John Dupont          60      Chief Executive Officer,                 2008
                             President, and Director
--------------------------------------------------------------------------------
R. Darby Boland      55      Vice President, General Manger           2008
                             and Director
--------------------------------------------------------------------------------
Edward F. Eaton      58      Director                                 2008
--------------------------------------------------------------------------------
Randy Moseley        60      Vice President, Chief Financial          2008
                             Officer, Director
--------------------------------------------------------------------------------
Scott Jacox          47      Vice President of Marketing               N/A
--------------------------------------------------------------------------------

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors. There are no family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.
Business Experience

John Dupont has been a director and President and Chief Executive Officer of our Company since inception, and also served American Utilicraft Corporation ("AMUC") as a director and President and Chief Executive Officer from its inception in 1990 to March 7, 2006. From 1984 to 1989, Mr. Dupont was the President and CEO of Skytrader Corporation, an aeronautical research and development firm which he founded in 1984, and where he designed the UV-23 Scout STOL (Skytrader). From 1989 through July 1990, Mr. Dupont was President of Advanced Lift Research, Inc. where he completed a design feasibility study, market review and operational competitive analysis of a new 17,000 lb. aircraft design, the UC-219, specifically for the worldwide combination passenger/freight market.

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

                                       11

--------------------------------------------------------------------------------

Edward F. Eaton has been a director of the Company since inception, and also currently serves AMUC as a director. He is an attorney with Connolly, Bove, Lodge & Hutz, LLP of Wilmington, Delaware, where he has been a partner since 1991. He practices in the areas of litigation, criminal law, real estate law, and business and commercial law, and has been employed with Connolly, Bove since 1986. Mr. Eaton received his J.D. from Temple University and his Bachelor's degree from Cornell University.

Randy Moseley was employed by the Company on March 16, 2007 to serve as Vice President and Chief Financial Officer and in June 2007 was elected to the Company's Board of Directors. Mr. Moseley is also a director, Executive Vice President and Chief Financial Officer of Urban Television Network Corp. (OTC BB:
UATV), a network of independent broadcast television stations and cable operators; he has served Urban Television in various offices and as a director since 2001. In 2005 and 2006, Mr. Moseley served as Executive Vice President and the Chief Financial Officer for The Furia Organization, Inc. (OTC BB: FURA). From 1999 to 2001, Mr. Moseley served as Executive Vice President and Chief Financial Officer for Tensor Information Systems, Inc., a private Fort Worth company in the business of developing custom software applications. From1993 to 1999, Mr. Moseley served in the same capacity for American Independent Network Corporation, a Fort Worth based public company that provided generic programming to independent television stations across the country. Mr. Moseley, a Certified Public Accountant, earned a BBA degree from Southern Methodist University. He is a member of the Texas Society of CPAs and the AICPA.

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

COMMITTEES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our full Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership, and reports of changes in ownership, of our common stock and other equity securities of ours. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us, and representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2007, we believe our executive officers, directors and greater than ten percent shareholders of our common stock, complied with all Section 16(a) filing requirements applicable to them.


                                       12

--------------------------------------------------------------------------------


ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The  following   Summary   Compensation   Table  sets  forth  the  total  annual
compensation  paid or accrued by us to or for the account of the Chief Executive
Officer and each other executive officer whose total cash  compensation  exceeds
$100,000:

                                                      SUMMARY COMPENSATION TABLE
                                            Annual Compensation                         Long-Term Compensation
                                                                                         Awards
Name and Principal     Year     Salary($)         Bonus($)      Other        Restricted     Securities    Payout(s)       All Other
 Position                                                       Annual          Stock       Underlying       LTIP       Compensation
                                                             Compensation     Award(s)       Options/       Payouts          ($)
                                                                  ($)            ($)         SARs (#)         ($)

John Dupont,            2005      200,000(1)        0            0              0              0             0         1,085,678(2)
President and CEO       2006      200,000(3)        0            0              0              0             0                 0
                        2007      300,000(4)        0            0              0              0             0                 0

R. Darby Boland,        2005      150,000(5)        0            0              0              0             0           879,668(6)
Vice President,         2006      150,000(7)        0            0              0              0             0                 0
   GM,
Secretary               2007      150,000(8)        0            0              0              0             0                 0

Randy Moseley, VP
CFO                     2007      138,542(9)        0            0              0              0             0            37,500(10)

Thomas A. Dapogny,      2005      150,000(11)       0            0              0              0             0           208,442(12)
VP Operations (20)      2006      150,000(13)       0            0              0              0             0                 0
                        2007       75,000(14)       0            0              0              0             0                 0

Karen Shoemaker,        2005      125,000(15)       0            0              0              0             0           393,814(16)
Controller (20)         2006      125,000(17)       0            0              0              0             0                 0
                        2007       37,500(18)       0            0              0              0             0                 0

Scott Jacox,            2005       15,385           0            0              0              0             0                 0
VP, Marketing           2006      100,000           0            0              0              0             0                 0
                        2007      100,000(19)       0            0              0              0             0                 0


--------------------------------------------------------------------------------



(1)  This amount includes $113,846 paid and $86,154 accrued by UAI but unpaid.

(2) This amount includes $385,678 of AMUC deferred compensation assumed by UAI, and $700,000 in value for issuance of 10,000,000 shares of our common stock to Mr. Dupont.

(3)  This amount includes $184,615 paid and $15,385 accrued but unpaid.

(4)  This amount includes $190,283 paid and $109,717 accrued but unpaid.

(5)  This amount includes $103,500 paid and $46,500 accrued by UAI but unpaid.

(6) This amount includes $179,668 of AMUC deferred compensation assumed by UAI, and $700,000 in value for issuance of 10,000,000 shares of our common stock to Mr. Boland.

(7)  This amount includes $129,808 paid and $20,192 accrued but unpaid.

(8)  This amount includes $52,692 paid and $97,308 accrued but unpaid.

(9)  This amount includes $57,115 paid and $81,427 accrued but unpaid.

(10) Represents 250,000 shares of restricted common stock valued at $.15 per share.

(11) This amount includes $78,769 paid and $71,231 accrued by UAI but unpaid.

(12) This reflects $208,442 of AMUC deferred compensation assumed by UAI.

(13) This amount includes $122,885 paid and $27,115 accrued but unpaid.

(14) This amount includes $13,847 paid and $61,153 accrued but unpaid.



                                       13

--------------------------------------------------------------------------------

(15) This amount includes $7,488 paid and $117,513 accrued by UAI but unpaid.

(16) This reflects $393,814 of AMUC deferred compensation assumed by UAI.

(17) This amount includes $93,750 paid and $31,250 accrued but unpaid.

(18) This amount includes $37,500 accrued but unpaid.

(19) This amount includes $58,462 paid and $41,538 accrued but unpaid.

(20) No longer employed by the Company at December 31, 2007.

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

Employment Agreements

The following descriptions summarize some of material terms of the current employment agreements between the Company and our executive officers named above, all of which have been filed in their entirety as exhibits to our registration statement, and are qualified by reference to such agreements. As a result of the December 12, 2007 agreement with Freight Feeder Aircraft Corporation for the purchase of the Company's assets and assumption of certain liabilities, including the deferred compensation, future salaries and future royalty agreements of certain of the Company's officers and employees, the following officers have agreed that the base salary portion of their employment agreements with the Company will be suspended.

John Dupont
-----------

We entered into an Employment Agreement - John Dupont (referred to herein as the "Dupont Employment Agreement") with Mr. Dupont on December 10, 2004 to serve as our President and Chief Executive Officer. The Dupont Employment Agreement was amended by a First Amendment to Employment Agreement -- John J. Dupont pursuant to which a provision providing for a loan to Mr. Dupont was deleted. The agreement is for five (5) years, with a base salary of two hundred thousand dollars ($200,000) per annum, which shall be adjusted to two hundred fifty thousand dollars ($250,000) per annum in 2006 and to three hundred thousand dollars ($300,000) per annum in 2007 (See disclosure about suspension of base salary above). We have also agreed to pay r. Dupont a bonus amounting to four percent (4%) of the net profits of the Company each fiscal year and commissions equaling four percent (4%) of the gross sale price of aircraft and equipment sold by the Company. After the Company obtains major start-up financing, it is obligated to pay Mr. Dupont's legal representatives $5,000 in the event of his death during the term of the agreement. Mr. Dupont is not obligated to devote his full time and efforts to the Company until such time as major start-up financing is obtained. The employment agreement requires Mr. Dupont to assign and grant the Company, subject to certain limitations, all rights necessary to manufacture the FF-1080-300 aircraft and the ETA aircraft freight feeder system. In the event the employment agreement expires without renewal or is terminated, the Company shall be obligated to pay Mr. Dupont royalties equal to three percent (3%) of the gross sales on the aircraft and/or systems delivered to purchasers after the termination date. If the aforementioned termination/non-renewal royalty provisions are triggered, such royalties would be payable in addition to three percent (3%) royalties due on the first 2000, aircraft sold by UAI, as provided for in our separate Royalty Agreement with Mr. Dupont. The employment agreement contains non-disclosure provisions and prohibits Mr. Dupont from engaging in business competitive with the Company for a period of 3 years after termination of the agreement. Mr. Dupont and the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right, it must pay Mr. Dupont in lump sum, ten (10) times the average amount of annual salary payable, and ten (10) times the average amount of bonus payments payable prior to the date of termination (or projected). In the event of a change in control, if Mr. Dupont is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary payable prior to the change in control, and ten (10) times the average amount of bonus payments payable (or projected), allowance of surrender of all outstanding stock options and employee benefits for a period of two (2) years.




                                       14
--------------------------------------------------------------------------------

R. Darby Boland
---------------

We entered into an Employment Agreement - R. Darby Boland with Mr. Boland on December 10, 2004 to serve as our Vice President, and General Manager. The agreement is for a term of three (3) years, with a base salary of one hundred fifty thousand dollars ($150,000) per annum. Per the employment agreement, Mr. Boland's base salary is to be increased upon achievement of FAA certification to two hundred thousand dollars ($200,000) per annum, and to two hundred fifty thousand dollars ($250,000) per annum once the Company has delivered its twenty-fourth production aircraft (See above disclosure about suspension of base salary). The foregoing salary is not payable by the Company until major start-up financing (approximately $20,000,000) has been achieved. We have also agreed to pay Mr. Boland a bonus amounting to .125% of sales of certain aircraft, the responsibility for which has been assigned to Mr. Boland by the President and CEO. After the Company obtains major start-up financing, it is obligated to pay Mr. Boland's legal representatives $5,000 in the event of his death during the term of the agreement. The employment agreement contains nondisclosure provisions and prohibits Mr. Boland from engaging in business competitive with the Company for a period of 3 years after termination of the agreement. After major financing has been achieved, Mr. Boland or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Boland in lump sum two (2) times his average annual salary. In the event of a change in control, if Mr. Boland is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Randy Moseley
-------------

We entered into an Employment Agreement -- Randy Moseley with Mr. Moseley on March 16, 2007 to serve as our Vice President, and Chief Financial Officer. The agreement is for a term of five (5) years, with a base salary of one hundred seventy five thousand dollars ($175,000) per annum. Per the employment agreement, Mr. Moseley's base salary is to be increased upon achievement of FAA certification to two hundred thousand dollars ($200,000) per annum, and to two hundred fifty thousand dollars ($250,000) per annum once the Company has delivered its thirty-sixth production aircraft (See above disclosure about suspension of base salary). We have also agreed to pay Mr. Moseley a bonus amounting to .25% of sales of aircraft sales. After the Company obtains major start-up financing, it is obligated to pay Mr. Boland's legal representatives $5,000 in the event of his death during the term of the agreement. The employment agreement contains nondisclosure provisions and prohibits Mr. Moseley from engaging in business competitive with the Company for a period of 3 years after termination of the agreement. After major financing has been achieved, Mr. Moseley or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Moseley in lump sum two (2) times his average annual salary. In the event of a change in control, if Mr. Moseley is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

Scott Jacox
-----------

We entered into an Employment Agreement -- Scott Jacox with Mr. Jacox on August 1, 2005 to serve as our Vice President of Marketing. The agreement expires on December 10, 2007 and provides for a base salary of one hundred thousand dollars ($100,000) per annum. Mr. Jacox's base salary is to be increased upon achievement of FAA certification to one hundred twenty five thousand dollars ($125,000) per annum, and to one hundred fifty thousand dollars ($150,000) per annum once the Company has delivered its twenty-fourth production aircraft (See above disclosure about suspension of base salary). We have also agreed to pay Mr. Jacox a bonus amounting to .125% of sales of certain aircraft, the responsibility for which has been assigned to Mr. Jacox by the President and CEO. After the Company obtains major start-up financing, it is obligated to pay Mr. Jacox's legal representatives $5,000 in the event of his death during the term of the agreement. The employment agreement contains provisions prohibiting disclosure of proprietary information and prohibits Mr. Jacox from engaging in business competitive with the company for a period of 3 years after termination of the agreement. After major financing has been achieved, Mr. Jacox or the Company have the right to terminate the agreement upon 180 days notice, however, if the Company exercises its right without cause, we must pay Mr. Jacox in lump sum two (2) times his average annual salary. In the event of a change in control, if Mr. Jacox is terminated he will be entitled to a lump sum payment of ten (10) times the amount of annual salary, allowance of surrender of all outstanding stock options, and employee benefits for a period of two (2) years.

--------------------------------------------------------------------------------


ITEM 11.  SECURITIES  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 17, 2008, relating to the ownership of our common and preferred  stock,  by (i) each person known by us to be the beneficial  owner of more than five percent of the outstanding  shares of each class of our capital stock, (ii) each of our directors and nominees,  (iii)
each of our named executive  officers and (iv) all of our executive officers and directors as a group.  Except as may be indicated in the  footnotes to the table and subject to  applicable  community  property  laws,  each person has the sole voting and investment power with respect to the shares owned.
---------------------------------------------------------------------------------------------------------------------
                             Name and Address of                    Amount and Nature of
    Title of Class            Beneficial Owner                      Beneficial Owner(1)          Percent of Class(2)
---------------------------------------------------------------------------------------------------------------------
Common Stock As a Group   Officers and Directors                          53,329,564                      29.7%
                          7339 Paseo Del Volcan
                          Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
As Individuals            John Dupont                                     30,010,048(3)                   16.7%
                          7339 Paseo Del Volcan
                          Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          R. Darby Boland                                 22,110,790(4)                   12.3%
                          7339 Paseo Del Volcan
                          Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Edward F. Eaton                                    958,726(5)                    0.5%
                          7339 Paseo Del Volcan
                          Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Scott Jacox                                              0                         0%
                           7339 Paseo Del Volcan
                           Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Randy Moseley                                      250,000                        .1%
                          7339 Paseo Del Volcan
                          Albuquerque, New Mexico  87121
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Patricia Parsons                                10,348,169(6)                    5.8%
                          2820 Sugarloaf Club Drive
                          Duluth, Georgia 30097
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Douglas E Smith                                 15,933,516(7)                    8.9%
                          46 Delegal
                          Savannah, Georgia 31411
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
                          Richard Trolard                                 12,128,970(8)                    6.8%
                          6 Emerald Terrace #1
                          Swansea, Illinois 62226
-------------------------------------------------------------------------------------------------------------------


(1) Under Rule 13d-3 under the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership with respect to the number of shares of our common stock actually outstanding at December 31, 2007. As of December 31, 2007, we had 179,493,552 common shares, $.0001 par value, outstanding.

--------------------------------------------------------------------------------

(2) The percentage is based on 179,493,552 shares of common stock outstanding as of December 31, 2007.

(3) Includes exercisable warrants for the purchase of 5,906,312 shares of common stock.

(4) Includes exercisable warrants for the purchase of 735,000 shares of common stock.

(5) Includes exercisable warrants for the purchase of 756,462 shares of common stock.

(6) Includes exercisable warrants for the purchase of 1,200,000 shares of common stock.

(7) Includes exercisable warrants for the purchase of 3,726,000 shares of common stock. 28,042 shares are held in the name of "Smith Family Trust, Douglas E. Smith, TTEE."

(8) Includes exercisable warrants for the purchase of 250,000 shares of common stock.

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

--------------------------------------------------------------------------------

ITEM 13. EXHIBITS, LISTS and REPORTS on FORM 8-K

  (a)  EXHIBITS
Exhibit No.                 Description of Document
------------   -----------------------------------------------------------------

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

4.3 Private Placement Loan December 2004 Memorandum of Understanding (Marion Nicastro) dated December 15, 2004

4.4 Private Placement Loan December 2004 Memorandum of Understanding (James P McGowen) dated December 14, 2004

4.5 Private Placement Loan December 2004 Memorandum of Understanding (Nathan L. Graves) dated December 14, 2004

5.1            Opinion on Legality dated October 30, 2006

10.1           Employment Agreement -- John J. Dupont dated December 10, 2004

10.2           Employment Agreement -- R. Darby Boland dated December 10, 2004

10.3           Employment Agreement --Thomas A. Dapogny dated December 10, 2004

10.4           Employment Agreement -- Karen Shoemaker dated December 10, 2004

10.5           Employment Agreement -- Scott Jacox dated August 1, 2005

10.6           Employment Agreement -- Ruben Fragoso dated August 1, 2005

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

10.20 First Amendment to Employment Agreement -- John J. Dupont dated February 22, 2006

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

10.25          Loan Agreement dated January 15, 2006

10.26          Loan Memorandum dated March 31, 2006

10.27 Amendment to Lease Agreement between Plaza II Executive Center as Lessor and Utilicraft Aerospace Industries, Inc. as Lessee dated August 1, 2006

10.28          Employment Agreement -- Randy Moseley dated March 16, 2007

10.29 Agreement with Freight Feeder Aircraft Corporation for purchase of Utilicraft assets.

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

--------------------------------------------------------------------------------


*     Filed herewith

         (b)  Reports on Form 8-K.

         On November 12, 2007, we filed a Form 8-K announcing the entry into a material definitive agreement with CapNet Securities, Inc.

         On December 2, 2007, we filed a Form 8-K announcing the termination of a material definitive agreement with PacifiCorp Partners Trust

         On December 12, 2007, we filed a Form 8-K announcing the sale of the Company's assets to Freight Feeder Aircraft Corporation.

         On February 29, 2008, we filed a Form 8-K/A setting forth the pro-forma information relating to the sale of the Company's assets to Freight Feeder Aircraft Corporation announced in the December 12, 2007 Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Board of Directors approved the engagement of The Hall Group, CPAs as our independent auditors for the year ended December 31, 2007.

AUDIT FEES

The aggregate fees billed by The Hall Group, CPAs for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 were approximately $14,000.

The aggregate fees billed by Turner, Stone & Company, LLP for the audit and review of our annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 were approximately $22,000.

AUDIT-RELATED FEES

The aggregate fees billed by The Hall Group, CPAs for assurance and related services rendered by The Hall Group, CPAs that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2007 were approximately $9,000.

The aggregate fees billed by Turner, Stone & Company, LLP for assurance and related services rendered by Turner, Stone & Company, LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2006 were approximately $34,425.

TAX FEES

The aggregate fees billed by The Hall Group, CPAs for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 were $ -0-.

The aggregate fees billed by Turner, Stone & Company, LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 were approximately $9,450.

ALL OTHER FEES

No other fees were billed by The Hall Group, CPAs for the fiscal years ended December 31, 2007.

No other fees were billed by Turner, Stone & Company, LLP for the fiscal years ended December 31, 2006.


                                                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 15, 2008                    Utilicraft Aerospace Industries, Inc.











                                By: /s/ John Dupont
                                -------------------
                                John Dupont, President, Chief Executive Officer, and Chairman of the Board of Directors

--------------------------------------------------------------------------------

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


Date: April 15, 2008                      /s/ John Dupont
                                          John Dupont
                                          President, Chief Executive Officer,
                                          and Chairman of the Board of Directors


Date: April 15, 2008                      /s/ Robert Darby Boland
                                          Robert Darby Boland
                                          Executive Vice President
                                          and Director


Date: April 15, 2008                      /s/ Randy Moseley
                                          Randy Moseley
                                          Chief Financial Officer and Director


Date: April 15, 2008                      /s/ Edward F. Eaton
                                          Edward F. Eaton
                                          Director

--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

The  following   financial   statements   pertaining  to  Utilicraft   Aerospace
Industries, Inc. are filed as part of this 10-KSB:

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheet as of December 31, 2007                                        F-2

Statements of Operations for the Years Ended December 31, 2007 and 2006      F-3

Statements of Stockholders' Equity (Deficit) for the Years Ended
    December 31, 2007 and 2006                                               F-4

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006      F-5

Notes to Financial Statements                                                F-6

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders of Utilicraft Aerospace Industries, Inc.


We have audited the accompanying balance sheet of Utilicraft Aerospace Industries, Inc. (the Company) as of December 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2006, were audited by other auditors, whose report dated April 23, 2007, expressed an unqualified opinion on those statements.

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

We were not engaged to examine management's assertion about the effectiveness of Utilicraft Aerospace Industries, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express on opinion thereon.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Utilicraft Aerospace Industries, Inc. as of December 31, 2007 and the results of its operations and cash flows for the periods set forth above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred substantial losses from operations of approximately $8,800,000 since its inception, has experienced negative cash flows from operations since its inception and has a working capital deficiency of approximately $2,971,000 at December 31, 2007, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ The Hall Group, CPAs
------------------------
The Hall Group, CPAs
Dallas, Texas

March 28,  2008


                                       F-1

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                                  Balance Sheet
                                December 31, 2007



                                     Assets
Current Assets:
   Cash                                                             $     1,025
     Accounts Receivable                                                 11,000
                                                                    -----------
      Total Current Assets                                               12,025
                                                                    -----------

     Other Assets - Investment in Common Stock                            1,000
                                                                    -----------

      Total Assets                                                  $    13,025
                                                                    ===========

                 Liabilities and Stockholders' Equity (Deficit)





Current Liabilities:
   Accounts Payable                                                 $   424,170
   Accrued Expenses                                                      28,281
   Deferred Compensation                                              2,146,414
   Advances from Stockholders                                           384,500
                                                                    -----------
      Total Current Liabilities                                       2,983,365
                                                                    -----------


Stockholders' Equity (deficit):
   Preferred Stock, $.0001 par value, 25,000,000 shares authorized, no shares issued or outstanding
                                                                              0
   Common Stock, $.0001 par value, 475,000,000 shares authorized,
      179,493,552 shares issued and outstanding
                                                                         17,949

   Additional Paid-in Capital
                                                                      5,799,659

   Accumulated Deficit                                               (8,787,948)
                                                                    -----------

      Total Stockholders' Equity (Deficit)                           (2,970,340)
                                                                    -----------


      Total Liabilities and Stockholders' Equity (Deficit)          $    13,025
                                                                    ===========



                 The accompanying notes are an integral part of
                          these financial statements.

                                       F-2

--------------------------------------------------------------------------------


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2007 and 2006





                                                                       2007             2006
                                                                   -------------    -------------


Revenues                                                           $           0    $           0
                                                                   -------------    -------------

Operating Expenses:


     Compensation and Related Costs                                    1,152,455        1,006,384
   General and Administrative                                            502,318          505,604
   Engineering, Research and Development                                  71,661          174,445

                                                                   -------------    -------------
        Total Operating Expenses                                       1,726,434        1,686,433
                                                                   -------------    -------------

   Other Income (Expense)
     Gain From Asset Sale                                              1,600,746                0
     Interest Expense                                                    (54,185)         (30,393)
                                                                   -------------    -------------
         Total Other Income (Expense)                                  1,546,561          (30,393)
                                                                   -------------    -------------

Loss Before Provision for Income Taxes                                  (179,873)      (1,716,826)

Provision for Income Taxes                                                     0                0
                                                                   -------------    -------------

Net (Loss)                                                         $    (179,873)   $  (1,716,826)
                                                                   =============    =============

Basic Net Loss Per Share Based on Weighted Average Common Shares   $       (0.01)   $       (0.01)
                                                                   =============    =============

Weighted Average Number of Common Shares Outstanding                 179,066,552      155,516,257




                 The accompanying notes are an integral part of
                          these financial statements.

                                       F-3

--------------------------------------------------------------------------------


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                  Statements of Stockholders' Equity (Deficit)
            For the Period January 1, 2006 through December 31, 2007


                                                                           Additional
                                                  Common Stock              Paid-In       Accumulated
                                             Shares          Amount         Capital         Deficit          Total
                                          ------------    ------------    ------------   ------------    ------------
Balance at January 1, 2006                 212,323,029    $     21,232    $  3,378,768   $ (6,891,249)   $ (3,491,249)


Issuance of common stock for exercise
 of warrants, net of $271,000 financing
 costs                                       2,502,960             250       1,195,189              0       1,195,439

Accrued interest converted to warrants               0               0           3,378              0           3,378

Net loss for year ended
 December 31, 2006                                   0               0               0     (1,716,826)     (1,716,826)
                                          ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2006               214,825,989          21,482       4,577,335     (8,608,075)     (4,009,258)

Cancelation of PacifiCorp shares           (37,132,437)         (3,713)          3,713              0               0


Issuance of common stock for exercise
   of warrants                               1,050,000             105       1,009,995              0       1,010,100


Issuance of common stock for services          750,000              75         112,425              0         112,500


Warrants issued for services                         0               0          96,191              0          96,191

Net loss for year ended
  December 31, 2007                                  0               0               0       (179,873)       (179,873)
                                          ------------    ------------    ------------   ------------    ------------

Balance at December 31, 2007               179,493,552    $     17,949    $  5,799,659   $ (8,787,948)   $ (2,970,340)
                                          ============    ============    ============   ============    ============




                 The accompanying notes are an integral part of
                          these financial statements.

                                       F-4

--------------------------------------------------------------------------------


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2007 and 2006


                                                                     2007            2006
                                                                  -----------    -----------
Cash Flows from Operating Activities:

Net Loss                                                          $  (179,873)   $(1,716,826)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
   Activities:
   Depreciation                                                         6,537          6,829
   Warrants Issued for Services                                        96,191              0
   Common Stock Issued for Services                                   112,500              0
   Deferred Compensation                                             (566,123)       287,332
   Expenses Paid by Related Party                                           0        101,697
   Deferred Rent                                                      (66,000)        18,000
Changes in Operating Assets and Liabilities:
   Decrease in Prepaid Expenses                                             0         26,400
   Decrease in Lease Security Deposits and Other Assets                23,250         17,870
   Decrease Deferred Financing Costs                                        0        176,172
   (Increase) in Accounts Receivable                                  (11,000)             0
   Decrease/(Increase) in Accounts Payable Expenses                   (36,860)        87,508
   Increase/(Decrease) in Payroll Taxes Payable                      (353,697)       170,227
   Increase/(Decrease) in Accrued Interest, Related Party             (48,874)        26,046
   (Decrease) in Rent Payable, Related Party                         (114,000)             0
   Increase/(Decrease) in Accrued Aircraft Rent, Related Party        (45,000)        30,000
                                                                  -----------    -----------
Net Cash Used in Operating Activities                              (1,205,922)      (768,745)
                                                                  -----------    -----------

Cash Flows from Investing Activities:
   Amounts Paid to Contractors for Prototype                         (592,928)             0
   Sale of Aircraft Prototype and Mockup                              905,732        (79,729)
   Investment in Common Stock                                          (1,000)             0
   Purchase of Computers                                              (11,272)             0
   Sale of Computers                                                   24,956        (27,050)
                                                                  -----------    -----------
Net Cash Used in Investing Activities                                 325,488       (106,779)
                                                                  -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from Issuance of Common Stock                           1,010,015      1,466,439
   Financing Cost Associated with Common Stock                              0       (271,000)
   Advances from Related Party                                       (407,269)         3,378
   Repayment of Advances from Related Party                          (141,587)      (288,000)
     Advances from Stockholders                                       384,500              0
                                                                  -----------    -----------
Net Cash Provided by Financing Activities                             845,659        910,817
                                                                  -----------    -----------
Net increase (decrease) in Cash                                       (34,775)        35,293
Cash at Beginning of Period                                            35,800            507
                                                                  -----------    -----------
Cash at End of Period                                             $     1,025    $    35,800
                                                                  -----------    -----------
Supplemental Disclosures:
Cash Paid During the Year for Interest Expense                    $         0    $         0
                                                                  -----------    -----------
Common Stock Issued for Services                                  $   112,500    $         0
                                                                  -----------    -----------


                 The accompanying notes are an integral part of
                          these financial statements.

                                       F-5

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:
-----------------------------------------------

Utilicraft Aerospace Industries, Inc., (the "Company") was incorporated in the State of Nevada on December 9, 2004 and uses a December 31 year end. The Company was formed to conceive and implement a solution to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system. The research and development efforts were focused on the design of a system for moving freight, centered around a new aircraft specifically designed for feeder route segments, the FF-1080-300 Freight Feeder aircraft (FF-1080). The Company also was engaged in the development of related systems for fuel management and electronic freight tracking (Note 2).

On December 12, 2007, the Company, with approval by majority shareholders consent of 15 shareholders owning approximately 62.53% of the Company's outstanding common stock and by approval of its Board of Directors, entered into an Asset Purchase Agreement with Freight Feeder Aircraft Corporation ("FFAC") to sell all of its assets as discussed in Note 6.

The Company is now focusing its business-plan development efforts to actively seeking new strategic aerospace products for development, particularly related to the enhancement of the Freight Feeder aircraft in the air-cargo markets worldwide, to continue to build the asset base, to develop cash-flow, all with the goal of building shareholder value.

Basis of Presentation:
----------------------

The  Company  prepares  its  financial   statements  on  the  accrual  basis  of
accounting.


Management Estimates:
---------------------

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

Cash and Cash Flows:
--------------------

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

Fair Value of Financial Instruments:
------------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At December 31, 2007, the Company did not have any other financial instruments.


                                       F-6

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)


Stock Based Compensation:
-------------------------

Prior to December 31, 2005, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).
Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

The Company accounts for stock-based compensation arrangements for non-employees under Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As such, those transactions are measured on the grant date at either the fair value of the equity instruments issued or the consideration received, whichever is more reliably measurable.


Recent Accounting Pronouncements:
---------------------------------

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 30, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

In 2006, the Financial Accounting Standards Board issued the following:

-    SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

-    SFAS No. 156: Accounting for Servicing of Financial Assets

-    SFAS No. 157: Fair Value Measurements

- SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In 2007, the Financial Accounting Standards Board issued the following:

- SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities; Including an amendment of FASB Statement No. 115

                                       F-7

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007




NOTE 1   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

-    SFAS No. 141: (Revised 2007), Business Combinations

-    SFAS No. 160: Noncontrolling Interest in Consolidated Financial Statements

Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.

Income taxes:
-------------

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

Net loss per share:
-------------------

Basic net loss per share is computed  based upon the weighted  average number of
common  shares  outstanding  during  the  periods,   adjusted  for  contingently
returnable  shares  (see Note 7) and is  computed  by  dividing  net loss by the adjusted weighted average number of shares during the periods.  Diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares, plus the number of incremental shares of common stock contingently issuable upon the exercise of the  outstanding  warrants,  (Note 4). No effect has been given to the potential exercise of the warrants because their effect would be anti-dilutive. The number of potentially  dilutive securities that were not included in the computation of diluted EPS because to do so would have been  antidilutive was 19,132,052 common stock potentially issuable under outstanding options/warrants.

Basic net loss per share has been computed as follows:
                                                                           Year               Year
                                                                          Ended              Ended
                                                                   December 31, 2007   December 31, 2006
                                                                     -------------       -------------

Net loss                                                             $    (179,873)      $  (1,716,826)
                                                                     -------------       -------------

Weighted average common shares outstanding                             179,066,552         213,879,386
Less - weighted average contingently returnable shares                           0         (58,363,129)
                                                                     -------------       -------------
Adjusted weighted average for basic net loss per share computation     179,066,552         155,516,257
                                                                     -------------       -------------
Basic net loss per share                                             $       (0.01)      $       (0.01)


Engineering, research and development:

The Company expenses engineering, research and development costs as they are incurred. For the years ended December 31, 2007 and 2006, respectively, such costs were $71,661 and $174,445, respectively. These amounts relate to research and development of the Company's new aircraft design, which was purchased by Freight Feeder Aircraft Corporation on December 12, 2007 as discussed in Note 6.

Patents:

In December 2004, the Company obtained the assignment of rights to three U.S. patents from its President pursuant to the terms of his "Employment Agreement." One patent is for the design of the FF-1080 aircraft. Another is a method patent that incorporates the design in an integrated air cargo information system for an electronic freight tracking system. The third patent is for a system that computes the most economical route segment based on the change in aircraft gross weight on each segment resulting in better fuel efficiency. These patents were purchased by Freight Feeder Aircraft Corporation on December 12, 2007 as discussed in Note 6.



                                       F-8

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007




 NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consists of amount due from Freight Feeder Aircraft Corporation towards the accrued 2007 audit fees. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded. At December 31, 2007 an allowance for doubtful accounts was not considered necessary.

NOTE 3 - INVESTMENT IN COMMON STOCK

The investment in common stock represents the nominal amount of $1,000 assigned to the 15,250,000 shares of Freight Feeder Aircraft Corporation (Freight Feeder) common stock received by the Company in the asset disposition described in Footnote 6. The nominal amount of $1,000 was recorded for the Freight Feeder's common stock as it does not have a market value or determinable positive book value at December 31, 2007.


NOTE 4 -  CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share. The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock:
----------------

No shares of preferred stock have been issued as of December 31, 2007.

Common stock:
-------------

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights:
-----------------------------------------

As of December 31, 2007, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services:
---------------------------------------

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

Warrants:
---------

In 2007, the Company granted warrants to purchase 250,000 shares to the Chief Technology Officer an exercise price equal to $0.50. The options vested immediately and expire on March 16, 2010. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 127% (3) a discount rate of 4.51% and (4) zero dividends. The fair value of these options was estimated to be $56,787 and is included in compensation expenses for the year ended December 31, 2007.

In 2007, the Company granted warrants to purchase a total 510,000 shares to the Vice President - Marketing, a Director and accounting assistant at an exercise price equal to $3.00. The options vested immediately and expire on November 30, 2010. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 170% (3) a discount rate of 3.09% and (4) zero dividends. The fair value of these options was estimated to be $39,404 and is included in general and administrative expenses for the year ended December 31, 2007.




                                       F-9

--------------------------------------------------------------------------------


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 4  - CAPITAL STRUCTURE DISCLOSURES  - (CONTINUED)

A summary of all the Company's warrants outstanding at December 31, 2007 and 2006, respectively and the changes during the years then ended is presented in the following table.

                                                 AMUC                        Related
                                             Stockholders   PacifiCorp        Party         Total

Warrants outstanding, December 31, 2006       17,287,664    57,497,040      1,084,388    75,869,092

     Issued                                                                   760,000       760,000


     Exercised                                              (1,050,000)                  (1,050,000)


     Cancelled                                             (56,447,040)                 (56,747,040)

                                             -----------   -----------    -----------   -----------

Warrants outstanding, December 31, 2007       17,287,664          --        1,844,388    19,132,052
                                             -----------   -----------    -----------   -----------

As of December 31, 2006, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2010. See Note 7 for a description of warrants issued in connection with a financing agreement to purchase 60,000,000 shares of common stock. On December 6, 2007, the Board of Directors of the Company terminated a Master Financing Agreement with PacifiCorp and canceled the 56,447,040 warrants outstanding at the time of the cancellation.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006 (Note 8). The warrants are exercisable at $1.00 per share over three years from January 2006 and March 2006.

In March of 2007, the Company issued its Vice President and Chief Financial Officer 250,000 warrants for the purchase of 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

In November of 2007, the Company issued its Vice President - Marketing 200,000 warrants for the purchase of 200,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.

In November of 2007, the Company issued to a director 200,000 warrants for the purchase of 200,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.

In November of 2007, the Company issued to an employee 110,000 warrants for the purchase of 110,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.







                                      F-10

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 5    - INCOME TAXES

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

At December 31, 2007 and December 31, 2006, the Company's only deferred tax assets, are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $2,928,000 and $2,912,000, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operating tax loss carryforwards of approximately $6,871,000 incurred since inception. These net operating losses expire from 2024 through 2026.

A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate is as follows:


                                               Year Ended       Year Ended
                                              December 31,     December 31,
                                                  2007             2006

Tax benefit computed at statutory rate        $  16,000         $ 562,000

Increase in valuation allowance                 (16,000)         (562,000)
                                              ---------         ---------

                                              $    --           $    --
                                              ---------         ---------



NOTE 6   - ASSET DISPOSITION

On December 12, 2007, the Company sold all of its assets freight feeder aircraft technology to Freight Feeder Aircraft Corporation ("FFAC") for a purchase price consisting of the following;

     (a) Common stock.  Fifteen Million Two Hundred Fifty Thousand  (15,250,000)
restricted   shares  (the   "Shares")   of  FFAC  common   stock   (representing
approximately 25% of FFAC's initial capitalization),

     (b) Warrants. Warrants for 30,500,000 restricted shares of FFAC's Common Stock, with a strike price of US$1.00 per share of common stock and with a term of 5 (five) years from first-flight.

     (c) Royalty. FFAC agreed to pay the Company a 1% Royalty of the Gross Aircraft Sales recorded by FFAC in accordance with generally accepted accounting principles, less profit, commissions, royalties and mark-up on Freight Feeder Aircraft number 51 to Aircraft number 2051 sold by FFAC.

     (d) Assumed liabilities. FFAC agreed to assume liabilities of the Company which after allowing for stockholder advances of $384,500 being converted to equity as part of the PacifiCorp funding, amounted to $2,553,684.



                                      F-11

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 6  -  ASSET DISPOSITION - (CONTINUED)


     (e) Public Company Assistance. FFAC agreed to assist the Company with its public company filing requirements (including audit and legal expenses), to provide for the Company's continued reporting under the Securities and Exchange Act of 1934 until the later of first flight of the Freight Feeder Aircraft, or two years from the date of the Purchase Agreement.

The following table summarizes the gain on the asset sale recorded year ended December 31, 2007:

              Liabilities assumed by FFAC     $ 2,553,684
              Value assigned to FFAC shares         1,000
              Net assets purchased by FFAC       (953,938)
                                              -----------
               Gain on asset disposition      $ 1,600,746
                                              ===========

NOTE 7  -  COMMITMENTS AND CONTINGENCIES

Funding commitment:
-------------------

The Company entered into a Master Financing Agreement (the "Agreement") effective September 12, 2005 with PacifiCorp Funding Partners Trust ("PacifiCorp") to provide equity financing of a minimum of $40,000,000 and a maximum of $80,000,000 through the exercise of warrants for the purchase of up to 60,000,000 shares. On December 6, 2007, the Board of Directors of the Company terminated this Master Financing Agreement with PacifiCorp due to lack of performance as allowed by the Agreement and clawed-back 49,223,003 of the Company's 60, 584,260 shares of common stock previously issued to PacifiCorp by the Company as part of the Agreement. The 49,223,003 has subsequently been reduced to 40,185,397 through conversions into PacifiCorp shares by stockholders who had outstanding loans to the Company - See Note 9 - Subsequent Events for a discussion of stockholder advances converted to stock through an agreement to participate in the PacifiCorp Agreement. Subsequent to the termination of the PacifiCorp Master Financing Agreement, executive officers who had contributed 19,415,740 shares to the original Agreement total of 80,000,000 shares received back their shares as part of the termination of the Master Financing Agreement.

The 60,584,260 new PacifiCorp Shares issued by the Company were not valued under the provisions of SFAS 123R since there was no performance commitment other than to return the shares. The value of the above warrants was determined by management to be insignificant and, accordingly, no value was assigned to the warrants.

During the year ended December 31, 2007, PacifiCorp transferred funds totaling $160,000 to the Company for exercise of warrants for the purchase of 320,000 shares at an exercise price of $.50 per share. The Company is also in the process of issuing PacifiCorp 430,000 shares for exercises in 2006. As of December 31, 2007 PacifiCorp has acquired a total of 6,252,293 shares by the exercise of 3,252,960 warrants and the sale of 2,999,333 its shares for $850,100, which shares were issued to PacificCorp under this funding agreement as set forth above. PacifiCorp made the decision to have the $850,100 come to the Company for production of the Performance Flight Test Aircraft and since the shares were not originally valued the $850,100 was added to the Company's additional capital as these shares relate to the funding commitment. Since the Company has not retained a security interest in the PacifiCorp Shares and retains no right to demand return of the shares from a third party in the event PacifiCorp defaults on its minimum funding obligations, the Company has recognized 3,252,960 of the 60,584,260 PacifiCorp Shares transferred as "earned."



                                      F-12

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 7  -  COMMITMENTS AND CONTINGENCIES -  (CONTINUED)

Executive compensation:
-----------------------

Freight Feeder Aircraft Corporation (FFAC), as discussed in Note 6, agreed to assume the deferred compensation, future base salaries and royalty payments of the Company's four current executive officers. The Company has discontinued accruing their base salaries. The remaining provisions of their employment agreements are to remain in effect until the employment agreements expire in accordance with their terms.

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


NOTE 8  - RELATED PARTY TRANSACTIONS

As of December 12, 2007, loans and advances by J.D. Aero, LLC and the Company's President, bearing interest at 4% totaling $407,268.92, plus accrued and unpaid interest of $63,250.39, were assumed by Freight Feeder Aircraft Corporation as discussed in Note 6. For the years ended December 31, 2007 and 2006 , interest expense of $14,376 and $30,393 , respectively, has been reflected in the accompanying statements of operations.

The Company leased an aircraft from a company wholly owned by the Company's President. The lease was assigned to and assumed by Freight Feeder Aircraft Corporation as part of a Purchase Agreement dated December 12, 2007as discussed in Note 6. The lease was for a five year term with monthly payments of $2,500. During the years ended December 31, 2007 and 2006 , the Company recorded rent expense under this lease of $30,000 and $30,000, respectively.

In April 2006, the Company paid $25,489 for electronics that were added to the aircraft for testing purposes for the FF-1080. Under terms of the lease, these additions remain the property of J.D. Aero, L.L.C.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the advance portion of the loans, which were $317,841 at the conversion date (Note4). Accordingly, accrued interest of $3,378 has been included in additional paid-in capital during the year ended December 31, 2006. The warrants are exercisable at $1.00 per share over three years from April 15, 2006 and March 31, 2006.

In March of 2007, the Company issued warrants to its Vice President and Chief Financial Officer 250,000 warrants for the purchase of 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

In June of 2007, the Company issued 250,000 shares of restricted common stock to its Vice President and Chief Financial Officer as stipulated in his employment agreement and valued the shares at $0.15 per share.

In November of 2007, the Company issued its Vice President - Marketing 200,000 warrants for the purchase of 200,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.

In November of 2007, the Company issued to a director 200,000 warrants for the purchase of 200,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.



                                      F-13

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 9  -  SUBSEQUENT EVENT

In January of 2008, stockholders elected to convert their $384,500 in advances to a previous participation agreement with PacifiCorp and receive shares of stock from the PacifiCorp shares previously issued by the Company as discussed in Note 7. PacifiCorp agreed to have the $384,500 come to the Company since the shares received out of the PacifiCorp shares by the converting shareholders were not originally valued and the $384,500 was added to the Company's additional capital as these shares relate to the funding commitment. These shareholders are also due a total of 10,716,666 warrants consistent with the terms of the PacifiCorp Agreement as matching warrants for the shares received for their conversion of their advances to the Company.

In March of 2008, Randy Moseley, CFO was issued 500,000 shares of restricted common stock consistent with the terms of his employment agreement.


NOTE 10  - FINANCIAL CONDITION AND GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,800,000. This is largely attributable to the reorganization costs and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Although the Company has a working capital deficiency of approximately $2,984,000 at December 31, 2007, approximately $2,146,414 is owed under employment agreements and will be paid when and if funds are available.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent on its shareholders are private placement capital to provide for its operating expenses while the Company seeks new strategic aerospace products for development. Despite these activities, there can be no assurance that management's efforts to adequately capitalize the Company will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



                                      F-14

--------------------------------------------------------------------------------