Form 10-Q
period 2008-03-31
Utilicraft Aerospace Industries, Inc.
filed 2008-05-20
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: March 31, 2008

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



                                  866-654-3721

                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_|       Accelerated filer |_|
   Non-accelerated filer |_|         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                            Outstanding at May 5, 2008
----------------------------------------  --------------------------------------
Common Stock, par value $.0001 per share               189,454,090 shares






--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.

                                    FORM 10-Q

                                    CONTENTS
                                                                            Page
PART I -- FINANCIAL INFORMATION
-------------------------------

           Item 1.          Financial Statements                               3

           Item 2.          Management's Discussion and Analysis              16

           Item 3           Quantative And Qualitative Disclosures
                              About Market Risk                               21

           Item 4T          Controls and Procedures                           21


PART II -- OTHER INFORMATION
----------------------------

           Item 1.          Legal Proceedings                                 21


           Item 1A.         Risk Factors                                      21


           Item 2.          Unregistered Sales of Equity Securities and
                              Use of Proceeds                                 21


           Item 3.          Defaults Upon Senior Securities                   21


           Item 4.          Submission of Matters to a Vote of
                              Security Holders                                21


           Item 5.          Other Information                                 21


           Item 6.          Exhibits                                          22


           Signatures                                                         22


           Certifications                                               Attached



                                        2

--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                                  Balance Sheet
                   As of March 31, 2008 and December 31, 2007


                                                                                       March 31, 2008  December 31, 2007
                                                                                         Unaudited         Audited
                                                                                       -------------    -------------

                                     Assets
                                     ------

Current assets:
   Cash                                                                                $         176    $       1,025
     Accounts Receivable                                                                      15,500           11,000
                                                                                       -------------    -------------
      Total Current Assets                                                                    15,676           12,025

Other assets - Investment in Common Stock                                                      1,000            1,000
                                                                                       -------------    -------------

      Total assets                                                                     $      16,676    $      13,025
                                                                                       -------------    -------------

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current Liabilities:
   Accounts Payable                                                                    $     424,170    $     424,170
   Accrued Expenses                                                                           32,781           28,281
   Deferred Compensation                                                                   2,146,414        2,146,414
   Advances from Stockholders                                                                      0          384,500
                                                                                       -------------    -------------

      Total Current Liabilities                                                            2,603,365        2,983,365
                                                                                       -------------    -------------

Stockholders' Equity (Deficit):
   Preferred Stock, $.0001 par value, 25,000,000 shares authorized, no shares issued            --               --
   Common Stock,  $.0001 par value,  475,000,000 shares authorized, 179,993,552 and 179,493,552 shares issued and outstanding at March 31, 2008 and
   December 31, 2007,  respectively                                                           17,999           17,949


Additional Paid-in Capital                                                                 6,232,574        5,799,659

Accumulated Deficit                                                                       (8,837,262)      (8,787,948)

                                                                                       -------------    -------------
      Total Stockholders' Equity (Deficit)                                                (2,586,689)      (2,970,340)

                                                                                       -------------    -------------

      Total Liabilities and Stockholders' Equity (Deficit)                             $      16,676    $      13,025
                                                                                       -------------    -------------



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                        3

--------------------------------------------------------------------------------












                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Operations
               For the Three Months Ended March 31, 2008 and 2007



                                                        Three Months Ended   Three Months Ended
                                                             March 31,            March 31,
                                                               2008                 2007
                                                           -------------        -------------


Revenues                                                   $        --          $        --

Operating Expenses:

   Compensation and Related Costs                                 43,215              268,600
   General and Administrative                                      6,099              108,934

   Engineering, Research and Development                               0               17,224

   Interest Expense                                                    0                5,446
                                                           -------------        -------------
                                                                  49,314              400,204
                                                           -------------        -------------

Loss Before Provision for Income Taxes                           (49,314)            (400,204)


Provision for Income Taxes                                          --                   --
                                                           -------------        -------------

Net Loss                                                   $     (49,314)       $    (400,204)
                                                           -------------        -------------

Basic Net Loss Per Share Based on Weighted Average
   Common Shares                                           $       (0.01)       $       (0.01)
                                                           -------------        -------------

Weighted Average Number of Common Shares Outstanding         179,382,730          157,228,752




              The accompanying notes are an integral part of these
                        unaudited financial statements.




                                        4

--------------------------------------------------------------------------------








                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2008 and 2007


                                                                      Three Months       Three Months
                                                                          Ended              Ended
                                                                        March 31,          March 31,
                                                                          2008               2007
                                                                        ---------          ---------

Cash Flows from Operating Activities:

Net loss                                                                $ (49,314)         $(400,204)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
   Activities:
   Depreciation                                                                 0              1,353
   Warrants Issued for Services                                            13,465               --
   Common Stock Issued for Services                                        35,000               --
   Deferred Compensation                                                        0            119,792
   Deferred Rent                                                                0              6,000
Changes in Operating Assets and Liabilities:
   Accounts Payable and Accrued Expenses                                        0             63,113
   Payroll Taxes Payable                                                        0             28,436
   Accrued Interest, Related Party                                              0              5,446
   Accrued Aircraft Rent, Related Party                                         0              7,500
                                                                        ---------          ---------
Net Cash Used in Operating Activities                                        (849)          (168,564)
                                                                        ---------          ---------

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities                                           0                  0
                                                                        ---------          ---------

Cash Flows from Financing Activities:
   Proceeds from Issuance of Common Stock                                       0            160,000
   Repayment of Advances from Related Party                                     0             (8,700)
                                                                        ---------          ---------
Net Cash Provided by Financing Activities                                       0            151,300
                                                                        ---------          ---------

Net Increase in Cash                                                         (849)           (17,264)
Cash at Beginning of Period                                                 1,025             35,800
                                                                        ---------          ---------
Cash at End of Period                                                   $     176          $  18,536
                                                                        ---------          ---------

Supplemental Cash Flow Disclosures:
Interest Paid                                                           $    --            $    --
Warants Issued for Services                                                13,465                  0
Common Stock Issued for Services                                            1,025                  0



              The accompanying notes are an integral part of these
                        unaudited financial statements.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008



NOTE  1 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007, which was filed April 15, 2008. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Utilicraft Aerospace Industries, Inc. as of March 31, 2008 and the results of its operations and cash flows for the three months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

Utilicraft Aerospace Industries, Inc., (the "Company") was incorporated in the State of Nevada on December 9, 2004 and uses a December 31 year end. Until December 12, 2007, the Company was engaged in the development and marketing of a freight forwarding aircraft, and certain information systems relating to the operation and function of the aircraft and freight management. The goal of the Company was to implement solutions to the problem of declining capacity in the short haul (or feeder) route segments of the air cargo hub and spoke system. Since the strategic sale of its assets and Freight Feeder aircraft technology in December of 2007, the Company is now focusing its business-plan efforts to actively seeking new strategic aerospace products for development, particularly related to the enhancement of the Freight Feeder aircraft in the air-cargo markets worldwide - to continue to build the asset base, to develop cash-flow, all aimed at building shareholder value.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,837,000. This is largely attributable to the reorganization costs associated with American Utilicraft Corporation ("AMUC") and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the freight feeder aircraft. Although the Company has a working capital deficiency of $2,587,689 at March 31, 2008, approximately $2,103,145 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent on its major shareholders or private placement capital to provide for its operating expenses while the Company seeks new strategic aerospace products for development. Despite these activities, there can be no assurance that management's efforts to adequately capitalize the Company will be successful.

 There have been no changes in accounting policies used by the Company during the quarter ended March 31, 2008.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments:
------------------------------------

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At March 31, 2008, the Company did not have any other financial instruments.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

In 2006, the Financial Accounting Standards Board issued the following:

-    SFAS No. 155: Accounting for Certain Hybrid Financial Instruments

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Net loss per share:
------------------

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares (see Note 5) and is computed by dividing net loss by the adjusted weighted average number of shares during the periods. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the periods, adjusted for contingently returnable shares, plus the number of incremental shares of common stock contingently issuable upon the exercise of the outstanding warrants, (Note 5). No effect has been given to the potential exercise of the warrants because their effect would be anti-dilutive. The number of potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive was 28,560,257 common stock potentially issuable under outstanding options/warrants.

Basic net loss per share has been computed as follows:

                                                 Three Months     Three Months
                                                    Ended            Ended
                                                March 31, 2008   March 31, 2007
                                                -------------    -------------

Net loss                                        $     (49,314)   $    (400,204)
                                                =============    =============

Weighted average common shares outstanding        179,382,730      215,349,545
Less - weighted average contingently returnable
   shares                                                   0      (58,120,793)
                                                -------------    -------------
Adjusted weighted average for basic net loss      179,382,730      157,228,752
   per share computation
                                                =============    =============
Basic net loss per share                        $       (0.01)   $       (0.01)
                                                =============    =============

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Engineering, research and development
-------------------------------------

The Company incurred no expenses for engineering, research and development for the three months ended March 31, 2008 as the Company's aircraft development operations were sold in 2007. During the three months ended March 31, 2007, the Company's expenses of $17, 224 for engineering, research and development costs related to new aircraft design were expensed as they were incurred.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consists of amount due from Freight Feeder Aircraft Corporation towards the accrued fees to the Company's audit firm for the 2007 audit and March 31, 200810Q review. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment an allowance for doubtful accounts was not considered necessary at March 31, 2008.

NOTE 4 - INVESTMENT IN COMMON STOCK

The investment in common stock represents the nominal amount of $1,000 assigned to the 15,250,000 shares of Freight Feeder Aircraft Corporation (Freight Feeder) common stock received by the Company in the asset disposition in 2007. The nominal amount of $1,000 is recorded for the Freight Feeder's common stock as it did not have a market value or determinable positive book value at March 31, 2008.

NOTE 5 -  CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share. The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock:
----------------

No shares of preferred stock have been issued as of March 31, 2008.

Common stock:
-------------

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights:

As of March 31, 2008, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services:
---------------------------------------

In March of 2008, the Company issued 500,000 shares of restricted common stock to its Vice President and Chief Financial Officer as stipulated in his employment agreement and valued the shares at $0.07 per share.


Warrants:
---------

In March 2008, the Company's Chief Financial Officer earned, by employment contract terms, the option to purchase 250,000 shares at an exercise price equal to $0.50 per share. The options vested immediately and expire on March 16, 2011. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 208.79%
(3) a discount rate of 1.65% and (4) zero dividends. The fair value of these options was estimated to be $13,465 and is included in compensation expenses for the three months ended March 31, 2008.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008




NOTE 5 -  CAPITAL STRUCTURE DISCLOSURES - CONTINUED


In 2007, the Company  granted  warrants to purchase  250,000 shares to the Chief
Financial Officer an exercise price equal to $0.50 per share. The options vested immediately and expire on March 16, 2010. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 127% (3) a discount rate of 4.51% and (4) zero dividends. The fair value of these options was estimated to be $56,787 and is included in compensation expenses for the year ended December 31, 2007.

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

A summary of all the Company's warrants outstanding at March 31, 2008 is presented in the following table.

                                               AMUC        PacifiCorp       Related
                                           Stockholders       Group          Party          Total


Warrants outstanding, December 31, 2007     17,287,664           --        1,844,388     19,132,052

 Issued                                                     9,178,205        250,000      9,428,205
                                            ----------     ----------     ----------     ----------

Warrants outstanding, March 31, 2008        17,287,664      9,178,205      2,094,388     28,560,257
                                            ----------     ----------     ----------     ----------


As of March 31, 2008, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2010.

In March of 2008, the Company's Vice President and Chief Financial Officer earned 250,000 warrants by his employment agreement for the purchase of 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

In January, 2008, investors who had advanced the Company's $384,500 in 2007 elected to convert their advances to and receive a distribution of shares previously issued to PacifiCorp and also receive a corresponding 9,178,205 of warrants previously issued to PacifiCorp in 2005.

In March of 2007, the Company's Vice President and Chief Financial Officer earned 250,000 warrants by his employment agreement for the purchase of 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

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

In November of 2007, the Company issued, to an employee, 110,000 warrants for the purchase of 110,000 shares of common stock at an exercise price of $3.00 per share for a period of three years from the date of issuance.

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006 (Note 8). The warrants are exercisable at $1.00 per share over three years from January 2006 and March 2006.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008


NOTE 6    - INCOME TAXES

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

At March 31, 2008 and December 31, 2007, the Company's only deferred tax assets, are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $2,945,000 and $2,928,000, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operating tax loss carryforwards of approximately $6,922,000 incurred since inception. These net operating losses expire from 2024 through 2026.


NOTE 7  -  COMMITMENTS AND CONTINGENCIES

Legal
-----

The Company is party to legal action pending in the Utah Fourth Judicial Court, Utah County, State of Utah. The Company has been served with a summons in a civil case styled Alpine Aviation, Inc. vs. American Utilicraft Corporation, AUC X-Press Holdings, LLC, Utilicraft Aerospace Industries, Inc., John J. Dupont and Darby Boland. The Plaintiff has filed complaint against the defendents to recover amounts Plaintiff claims under a sale and lease agreement with AUC-Xpress Holdings, LLC, a wholly-owned subsidiary of American Utilicraft Corporation, entered into in 2003. Utilicraft Aerospace Industries', Inc. response is that it was not formed until December of 2004 and thus did not have the opportunity to have corporate dealings with the plaintiff. The Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

The Company is party to legal action pending in the Superior Court of the State of Washington, in and for the County of King. The Company has been served with a summons in a civil case styled Analytical Methods, Inc. vs. Utilicraft Aerospace Industries, Inc. The Plaintiff has filed complaint against the Company to recover amounts due Plaintiff under a promissory note. The Company recorded this liability on the Company's financial statements in 2007 and which was subsequently assumed by Freight Feeder Aircraft Corporation in December 2007 when it purchased the assets of Utilicraft Aerospace Industries, Inc. and assumed certain liabilities. Assuming that Freight Feeder Aircraft Corporation complies with its assumption of this liability, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations and liquidity.

Executive compensation:
-----------------------

Freight Feeder Aircraft Corporation (FFAC), agreed to assume the deferred compensation, future base salaries and royalty payments of the Company's four current executive officers. The Company has discontinued accruing their base salaries. The remaining provisions of their employment agreements are to remain in effect until the employment agreements expire in accordance with their terms.

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


                                       11
--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2008



NOTE 8  - RELATED PARTY TRANSACTIONS

In March of 2008, the Company issued warrants to its Vice President and Chief Financial Officer 250,000 warrants for the purchase of 250,000 shares of common stock as part of his employment agreement. The warrants are exercisable at $.50 per share.

In February 2008, the Company issued 500,000 shares of restricted common stock to its Vice President and Chief Financial Officer as stipulated in his employment agreement and valued the shares at $0.07 per share.

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


NOTE 9  - FINANCIAL CONDITION AND GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,837,000. This is largely attributable to the reorganization costs and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Although the Company has a working capital deficiency of approximately $2,587,689 at March 31, 2008, approximately $2,146,414 is owed under employment agreements and will be paid when and if funds are available.

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analyses of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our consolidated financial statements provided in the annual report on Form 10-KSB filed April 15, 2008. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

Overview

We are a company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $8,837,262 for the period from inception to March 31, 2008. Our ability to continue as a going concern is subject to continued support of our shareholders and sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

Our current business plan is to focus look for potential acquisitions or merger partners, strategic partners for development of aerospace products and to wait on the maturity of the common stock and royalties received by the Company from Freight Feeder Aircraft Corporation in conjunction with the Asset Purchase Agreement executed with Freight Feeder Aircraft Corporation on December 12, 2007.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Net sales. The Company has not had any sales since its inception date of December 9, 2004.

Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the three months ended March 31, 2008 and 2007 are comparative for each of the periods as indicated in the following summary;



                                       Three Months     Three Months
                                          Ended            Ended
                                      March 31, 2008   March 31, 2007
                                      --------------   --------------

Compensation Related Costs              $ 43,215         $268,600

General and Administration                 6,099          108,934

Engineering, Research and Development          0           17,224

Interest Expense                               0            5,446
                                        --------         --------
Total Operating Expenses                $ 49,314         $400,204
                                        ========         ========


The Company's operating expenses in all expense categories for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are significantly less because the Company sold its assets and operations to Freight Feeder Aircraft Corporation in December of 2007 as disclosed its annual Form 10-KSB filed on April 15, 2008.

Net Result. As the result of the Company not having any sales for the periods, our net loss for the three months ended March 31, 2008 and 2007, respectively, equaled the total operating expenses for the periods of $(49,314) and $(400,204), respectively.

--------------------------------------------------------------------------------

Liquidity and Future Capital Requirements

Initially, at our inception, we funded operations from proceeds from a private placement. We were initially capitalized with approximately $2,000,000 raised from a private placement offering of 20,000,000 shares of common stock on January 19, 2005, and have received approximately $1,984,000 in additional subscriptions or for exercise of warrants since then.

We do not believe that inflation has had a material impact on our business or operations.

Going Concern

Due to our continuing to not generate revenues to fund operations, in the Notes to our financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

The continuation of our business is dependent upon support from our major shareholders and the ability to raise capital from the sale of equity while the Company seeks new strategic aerospace products for development. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.

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

Description of Property

The Company is being provided office space in Santa Fe, New Mexico by Freight Feeder Aircraft Corporation, while the Company continues to search out potential business opportunities.


Risk Factors

We are subject to a high degree of risk as we are considered to be in unsound financial condition. These risks factors include, but are not limited to, our limited operating history, history of operating losses, the inability to obtain for additional capital, the failure to successfully expand our operations, the competition in the aircraft industry from competitors with substantially greater resources, the legal and regulatory requirements and uncertainties related to our industry, the loss of key personnel, adverse economic conditions, the classification of our common stock as "penny stock," the absence of any right to dividends, the costs associated with the issuance of and the rights granted to additional securities, the unpredictability of the trading of our common stock. If any one or more occurs, it could materially harm our business, financial condition or future results of operations, and the trading price of our common stock could decline

For a more detailed discussion as to the risks related to Utilicraft Aerospace Industries, Inc., our industry and our common stock, please see the section entitled, "Description of Business - Risk Factors," in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2008.

Impact of Inflation

Management does not believe that general inflation has had or will have a material effect on operations.

--------------------------------------------------------------------------------

Critical Accounting Policies and Estimates

Use of Estimates

The discussion and analysis of the financial condition and results of operations are based on the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
Note 2, of the Notes to the financial statements, describes the significant accounting policies essential to the financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, some of which may require revision in future periods. Actual results could differ materially from those estimates.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements and their effect on us are discussed in the notes to the financial statements in our December 31, 2007 audited financial statements that can be found in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and
(ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to legal action pending in the Utah Fourth Judicial Court, Utah County, State of Utah. The Company has been served with a summons in a civil case styled Alpine Aviation, Inc. vs. American Utilicraft Corporation, AUC X-Press Holdings, LLC, Utilicraft Aerospace Industries, Inc., John J. Dupont and Darby Boland. The Plaintiff has filed complaint against the defendents to recover amounts Plaintiff claims under a sale and lease agreement with AUC-Xpress Holdings, LLC, a wholly-owned subsidiary of American Utilicraft Corporation, entered into in 2003. Utilicraft Aerospace Industries', Inc. response is that it was not formed until December of 2004 and thus did not have the opportunity to have corporate dealings with the plaintiff. The Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

The Company is party to legal action pending in the Superior Court of the State of Washington, in and for the County of King. The Company has been served with a summons in a civil case styled Analytical Methods, Inc. vs. Utilicraft Aerospace Industries, Inc. The Plaintiff has filed complaint against the Company to Recover amounts due Plaintiff under a promissory note. The Company recorded this liability on the Company's financial statements in 2007 and which was subsequently assumed by Freight Feeders Aircraft Corporation in December 2007 when it purchased the assets of Utilicraft Aerospace Industries, Inc. and assumed certain liabilities. Assuming that Freight Feeder Aircraft Corporation complies with its assumption of this liability, the Company believes that the ultimate disposition will not have a material adverse effect on the Company's financial position, results of operations and liquidity.

The Company did not make adequate provisions for withholding FICA and other taxes from employee compensation during 2005, 2006 and 2007. This liability of approximately $520,000 in taxes, interest and penalties was assumed by Freight Feeders Aircraft Corporation as discussed in the Company's 10-KSB filed on April 15, 2008. There are possible civil and criminal penalties that may be assessed against the Company and its officers unless this shortfall is promptly funded.

Item 1A.      Risk Factors
A smaller reporting company is not required to provide the information required by this Item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

During the quarter ending March 31, 2008, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

The Company issued 500,000 shares of its restricted common stock to management for services rendered and were valued at $35,000.

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

Item 3 - Defaults Upon Senior Securities.

No Response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 - Other Information.

No response required.

--------------------------------------------------------------------------------

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

                                 Utilicraft Aerospace Industries, Inc. Aal, Inc.


Dated: May 20, 2008              By:     /s/ John Dupont
                                         ------------------------------
                                         John Dupont
                                          Chief Executive Officer


Dated: May 20, 2008              By:     /s/ Randy Moseley
                                         ------------------------------
                                         Randy Moseley
                                          Chief Financial Officer

--------------------------------------------------------------------------------