Form 10-K/A
period 2007-12-31
Utilicraft Aerospace Industries, Inc.
filed 2008-08-04
CIK 1334740

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Documents Incorporated By Reference:   None.

Transitional Small Business Disclosure Format (check one):   Yes  |_|  No  |X|


================================================================================

                                Explanatory Note


This amendment on Form 10-KSB/A (the "Form 10-KSB/A") amends our annual report for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2008 (the "Form 10-KSB"). Primarily, we are filing this amendment to revise management's assessment of the Company's disclosure controls and procedures in Item 8A - Controls and Procedures based on a more narrow interpretation of the Exchange Act Rules defining disclosure controls and procedures; and to amend the disclosures contained in Exhibits 31.1 and 31.2, respectively..


Except as set forth in Item 8A and Item 13, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to the "Company," "we," "our," or "us" refer to Utilicraft Aerospace Industries, Inc., taken as a whole, unless the context otherwise indicates. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-KSB with the SEC. Accordingly, this Form 10-KSB/A should be read in conjunction with the Form 10-KSB and our filings made with the SEC subsequent to the filing of the Form 10-KSB, including any amendments to those filings.


ITEM 8A.  CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-KSB filing as of December 31, 2007.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December
31, 2007, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

The Company does not have a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of 2 directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

--------------------------------------------------------------------------------

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified a material deficiency as described Disclosure Controls and Procedures assessment.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the year 2007 as a whole. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting. During the most recently completed fiscal year December 31, 2007, the Company made the following changes (1) hired a Chief Financial Officer who has SEC reporting experience, (2) instituted use of SEC disclosure checklist for each financial report, and (3) completed the centralizing of its accounting records in its New Mexico offices. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.

Changes in Internal Controls over Financial Reporting

Other than the matters discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.


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









                                       2
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2008                  Utilicraft Aerospace Industries, Inc.







By:                             /s/ John Dupont
                                John Dupont, President, Chief Executive Officer, and Chairman of the Board of Directors








POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Dupont, his attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB/A, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming said attorney-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 4, 2008            /s/ John Dupont
                                John Dupont, President, Chief Executive Officer,
                                and Chairman of the Board of Directors



Date: August 4, 2008            /s/ Robert Darby Boland
                                Robert Darby Boland Executive Vice President
                                and Director



Date: August 4, 2008            /s/ Randy Moseley
                                Randy Moseley, Chief Financial Officer
                                and Director



Date: August 4, 2008            /s/ Edward F. Eaton
                                Edward F. Eaton, Director











                                       3
--------------------------------------------------------------------------------