Form 10-Q
period 2008-06-30
Utilicraft Aerospace Industries, Inc.
filed 2008-08-13
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                        Outstanding at August 5, 2008
----------------------------------------  --------------------------------------
Common Stock, par value $.0001 per share               180,993,552 shares






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


           Certifications                                               Attached

--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

                      Utilicraft Aerospace Industries, Inc.
                                 Balance Sheets
                    As of June 30, 2008 and December 31, 2007


                                                                       June 30, 2008   December 31, 2007
                                                                        (Unaudited)       (Audited)
                                                                       -------------    -------------
                                     Assets
                                     ------

Current assets:
   Cash                                                              $         912    $       1,025
   Accounts Receivable                                                      15,500           11,000
                                                                     -------------    -------------
      Total Current Assets                                                  16,412           12,025

Other Assets - Investment in Common Stock                                    1,000            1,000
                                                                     -------------    -------------

      Total Assets                                                   $      17,412    $      13,025
                                                                     -------------    -------------

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current Liabilities:
   Accounts Payable                                                  $     424,170    $     424,170
   Accrued Expenses                                                         32,781           28,281
   Deferred Compensation                                                 2,146,414        2,146,414
   Advances from Stockholders                                                    0          384,500
                                                                     -------------    -------------

      Total Current Liabilities                                          2,603,365        2,983,365
                                                                     -------------    -------------

Stockholders' Equity (Deficit):
   Preferred Stock, $.0001 par value, 25,000,000 shares authorized,
    no shares issued                                                            --               --
   Common Stock, $.0001 par value, 475,000,000 shares authorized,
    180,993,552 and 179,493,552 shares issued and outstanding at
    June 30, 2008 and December 31, 2007, respectively                       18,100           17,949

Additional Paid-in Capital                                               6,282,474        5,799,659

Accumulated Deficit                                                     (8,886,527)      (8,787,948)

                                                                     -------------    -------------
      Total Stockholders' Equity (Deficit)                              (2,585,953)      (2,970,340)

                                                                     -------------    -------------

      Total Liabilities and Stockholders' Equity (Deficit)           $      17,412    $      13,025
                                                                     -------------    -------------



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

                                        3

--------------------------------------------------------------------------------




                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Operations





                                           Three Months   Three Months      Six Months       Six Months
                                              Ended          Ended            Ended            Ended
                                             June 30,       June 30,         June 30,         June 30,
                                              2008            2007             2008             2007
                                         -------------    -------------    -------------    -------------


Revenues                                 $          0      $         0     $         0      $          0
                                         -------------    -------------    -------------    -------------

Operating expenses:

   Related party reorganization costs                0                0                0                0
   Compensation and related costs                    0          306,663           43,215          575,263
   General and administrative,
     exclusive of compensation costs
     shown separately above                     49,265          202,550           55,363          311,484

   Engineering, research and
     development                                     0           18,649               0            35,873

   Interest expense                                  0           44,591               0            50,037
                                         -------------    -------------    -------------    -------------
     Total operating expenses                   49,264          572,453           98,578          972,657
                                         -------------    -------------    -------------    -------------
Loss before provision for income taxes        ( 49,264)        (572,453)        ( 98,578)        (972,657)

Provision for income taxes                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Net loss                                 $    ( 49,264)   $    (572,453)   $    ( 98,578)   $    (972,657)
                                         =============    =============    =============    =============


Basic net loss per share based on
   weighted average common shares        $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                         =============    =============    =============    =============


Weighted average number of common
   shares outstanding                      179,719,579      158,661,557      179,719,579      158,661,557
                                         =============    =============    =============    =============



              The accompanying notes are an integral part of these
                         unaudited financial statements.





--------------------------------------------------------------------------------



                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Cash Flows
               For the Six Months Ended June 30, 2008 and 2007


                                                                       Six Months         Six Months
                                                                          Ended              Ended
                                                                         June 30,           June 30,
                                                                           2008               2007
                                                                        ---------          ---------

Cash Flows from Operating Activities:

Net loss                                                                $ (98,578)         $(972,657)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
   Activities:
   Depreciation                                                                 0              2,705
   Warrants Issued for Services                                            13,465                  0
   Common Stock Issued for Services                                        85,000            112,500
   Deferred Compensation                                                        0            203,735
   Deferred Rent                                                                0             12,000
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                     (4,500)                 0
   Accounts Payable and Accrued Expenses                                    4,500             43,190
   Payroll Taxes Payable                                                        0             83,970
   Accrued Interest, Related Party                                              0             10,228
   Accrued Aircraft Rent, Related Party                                         0             15,000
                                                                        ---------          ---------
Net Cash Used in Operating Activities                                       (113)           (489,329)
                                                                        ---------          ---------

Cash Flows from Investing Activities:
   Payments on Performance Flight Test Aircraft                                 0           (352,928)
   Purchase of computers                                                        0           (  6,175)
                                                                        ---------           ---------

Net Cash Used in Investing Activities                                           0           (359,103)
                                                                        ---------          ---------

Cash Flows from Financing Activities:
   Proceeds from Issuance of Common Stock                                       0            960,100
   Advance from note payable                                                    0            142,894
   Advances from related party                                                  0              5,000
   Repayment of Advances from Related Party                                     0           (137,872)
                                                                        ---------          ---------
Net Cash Provided by Financing Activities                                       0            970,122
                                                                        ---------          ---------

Net Increase in Cash                                                         (113)           121,690
Cash at Beginning of Period                                                 1,025             35,800
                                                                        ---------          ---------
Cash at End of Period                                                   $     912          $ 157,490
                                                                        ---------          ---------

Supplemental Cash Flow Disclosures:
Interest Paid                                                           $       0          $       0
Warrants Issued for Services                                            $  13,465          $ 112,500
Common Stock Issued for Services                                        $  85,000          $       0




              The accompanying notes are an integral part of these
                         unaudited financial statements.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008


NOTE  1 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY:

The condensed consolidated financial statements have been prepared by Utilicraft Aerospace Industries, Inc. ("the Company"), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate so as not to make the information presented misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007, which was filed April 15, 2008.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,887,000. This is largely attributable to the reorganization costs associated with American Utilicraft Corporation ("AMUC") and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the freight feeder aircraft. Although the Company has a working capital deficiency of $2,586,953 at June 30, 2008, approximately $2,103,145 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

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

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2008.


NOTE 2 -  RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company, as disclosed in Note 4.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB
Statement No. 115, which permits entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value. The SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are evaluating the impact of adoption of SFAS No. 162 and we do not currently expect adoption to have a material impact on our results of operations, cash flows or financial position.

June 2006, the FASB issued Interpretation No. 48 ("FIN No 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Uncertainty in Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In March 2008, the FASB issued No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

NOTE 3 - Impact of Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended. Commencing with the Company's Annual Report for the year ending December 30, 2009, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008


NOTE 3 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquirer. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R).

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring financial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of December 29, 2007, do not have a material effect on the Company's financial position and results of operations. Management does not believe that the remaining provisions will have a material effect on the Company's financial position and results of operations when they become effective on January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact.


NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates:

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At June 30, 2008, the Company did not have any other financial instruments.

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

--------------------------------------------------------------------------------


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008


NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Income taxes:

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

Net loss per share:

Basic net loss per share is computed  based upon the weighted  average number of
common  shares  outstanding  during  the  periods,   adjusted  for  contingently
returnable  shares and is computed by dividing net loss by the adjusted weighted average number of shares during the periods. Diluted net loss per share is based upon the  weighted  average  number  of common  shares  outstanding  during  the periods,  adjusted  for  contingently  returnable  shares,  plus the  number  of incremental  shares of common stock  contingently  issuable upon the exercise of the outstanding  warrants. No effect has been given to the potential exercise of the  warrants  because  their  effect  would  be  anti-dilutive.  The  Company's potentially  dilutive securities (28, 560, 257 common stock potentially issuable under  outstanding  options/warrants)  were not included in the  computation  of diluted EPS because to do so would have been antidilutive.

Basic net loss per share has been computed as follows:
                                                                       Six Months       Six Months
                                                                         Ended            Ended
                                                                     June 30, 2008    June 30, 2007
                                                                     -------------    -------------
Net loss                                                             $     (98,578)   $    (972,657)
                                                                     =============    =============

Weighted average common shares outstanding                             179,719,579      215,570,489
Less - weighted average contingently returnable shares                           0      (56,908,932)
                                                                     -------------    -------------
Adjusted weighted average for basic net loss per share computation     179,719,579      158,661,557
                                                                     =============    =============
Basic net loss per share                                             $       (0.00)   $       (0.01)
                                                                     =============    =============

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008



NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Engineering, research and development

The Company incurred no expenses for engineering, research and development for the six months ended June 30, 2008 as the Company's aircraft development operations were sold in 2007. During the six months ended June 30, 2007, the Company's expenses of $35,873 for engineering, research and development costs related to new aircraft design were expensed as they were incurred.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consists of amount due from Freight Feeder Aircraft Corporation towards the accrued fees to the Company's audit firm for the 2007 audit and June 30, 2008 quarterly 10Q review. The Company assesses the collectibility of its accounts receivable regularly. Based on this assessment an allowance for doubtful accounts was not considered necessary at June 30, 2008.

NOTE 6 - INVESTMENT IN COMMON STOCK

The investment in common stock represents the nominal amount of $1,000 assigned to the 15,250,000 shares of Freight Feeder Aircraft Corporation (Freight Feeder) common stock received by the Company in the asset disposition in 2007. The nominal amount of $1,000 is recorded for the Freight Feeder's common stock as it did not have a market value or determinable positive book value at June 30, 2008.

NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share. The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock:

No shares of preferred stock have been issued as of June 30, 2008.

Common stock:

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights:

As of June 30, 2008, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services:

In April of 2008, the Company issued 3,252,960 shares of restricted common stock for warrants exercised in previous year.

In June of 2008, the Company issued 1,000,000 shares of restricted common stock for services rendered and valued the shares at $0.05 per share.

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008


NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES - CONTINUED

Warrants:

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

A summary of all the Company's warrants outstanding at June 30, 2008 is presented in the following table.

                                                   AMUC      PacifiCorp     Related
                                               Stockholders     Group        Party        Total
                                                ----------   ----------   ----------   ----------

Warrants outstanding, December 31, 2007         17,287,664         --      1,844,388   19,132,052

 Issued                                                       9,178,205      250,000    9,428,205
                                                ----------   ----------   ----------   ----------

Warrants outstanding, June 30, 2008             17,287,664    9,178,205    2,094,388   28,560,257
                                                ----------   ----------   ----------   ----------


As of June 30, 2008, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2010.

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

--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2008



NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES - CONTINUED

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


NOTE 8 - INCOME TAXES


The Company accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.

At June 30, 2008 and December 31, 2007, the Company's only deferred tax assets, are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $2,962,000 and $2,928,000, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net operating tax loss carryforwards of approximately $6,971,000 incurred since inception. These net operating losses expire from 2024 through 2026.


NOTE 9  -  COMMITMENTS AND CONTINGENCIES

Legal

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



                                       12
--------------------------------------------------------------------------------

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2008

NOTE 9  -  COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE 10  - RELATED PARTY TRANSACTIONS

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

NOTE 11  - FINANCIAL CONDITION AND GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,887,000. This is largely attributable to the reorganization costs and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Although the Company has a working capital deficiency of approximately $2,587,000 at June 30, 2008, approximately $2,146,414 is owed under employment agreements and will be paid when and if funds are available.

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

                                       13
--------------------------------------------------------------------------------


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

Overview

We are a company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $8,886,527 for the period from inception to June 30, 2008. Our ability to continue as a going concern is subject to continued support of our shareholders and sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

Our current business plan is to focus on looking for potential acquisitions or merger partners, strategic partners for development of aerospace products and to wait on the maturity of the common stock and royalties received by the Company from Freight Feeder Aircraft Corporation in conjunction with the Asset Purchase
Agreement  executed with Freight  Feeder  Aircraft  Corporation  on December 12,
2007.

Results of Operations

Six Months and Three Months  Ended June 30, 2008  Compared to the Six Months and
Three Months Ended June 30, 2007.

Net sales. The Company has not had any sales since its inception date of December 9, 2004.

Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the six months and three months ended June 30, 2008 and 2007 are comparative for each of the periods as indicated in the following summary;


                                         Three           Three
                                         Months          Months      Six Months     Six Months
                                         Ended           Ended         Ended          Ended
                                     June 30, 2008   June 30,2007  June 30, 2008  June 30, 2007
                                       --------       --------       --------       --------
Compensation related  costs            $      0       $306,663       $ 43,215       $575,263


General and Administrative Expenses      49,265        202,550         55,363        311,484


Engineering, Research and Development         0         18,649              0         35,873


Interest Expense                              0         44,591              0         50,037
                                       --------       --------       --------       --------

Total Operating Expenses               $ 49,265       $572,453       $ 98,578       $972,657
                                       ========       ========       ========       ========


The Company's operating expenses in all expense categories for the three months and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 are significantly less because the Company sold its assets and operations to Freight Feeder Aircraft Corporation in December of 2007 as disclosed its annual Form 10-KSB filed on April 15, 2008.

--------------------------------------------------------------------------------

Net Result. As the result of the Company not having any sales for the periods, our net loss for the three and six months ended June 30, 2008 and 2007, respectively, equaled the total operating expenses for the periods of $(49,264), $(544,288), $(98,578), and $(933,801), respectively.


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

Going Concern

Due to our continuing to not generate revenues to fund operations, in the Notes to our financial statements and in the Report of Independent Registered Public Accounting Firm, as of and for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10- Q filing as of June 30, 2008.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the quarter ended June 30, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended June 30, 2008, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified a material deficiency as described Disclosure Controls and Procedures assessment.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the quarter ended June 30, 2008 as a whole. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting. During the most recently completed fiscal year December 31, 2007, the Company made the following changes (1) hired a Chief Financial Officer who has SEC reporting experience, (2) instituted use of SEC disclosure checklist for each financial report, and (3) completed the centralizing of its accounting records in its New Mexico offices. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

During the quarter ending June 30, 2008, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In April of 2008, the Company issued 3,252,960 shares of restricted common stock for warrants exercised in previous year.

In June of 2008, the Company issued 1,000,000 shares of restricted common stock for services rendered and valued the shares at $0.05 per share.

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

Item 3 - Defaults Upon Senior Securities.

No Response required.

--------------------------------------------------------------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.


Item 5 - Other Information.

No response required.


Item 6 - Exhibits and Reports on Form 8K.

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

-------------------------------------------------------------------------------


*   Filed herewith

(b) Reports on Form 8-K.

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Utilicraft
Aerospace Industries, Inc.


Dated: August 13, 2008                                   By: /s/ John Dupont
                                                         -------------------
                                                         John Dupont
                                                         Chief Executive Officer



Dated: August 13, 2008                                   By: /s/ Randy Moseley
                                                         ---------------------
                                                         Randy Moseley
                                                         Chief Financial Officer

--------------------------------------------------------------------------------