Form 10-Q
period 2008-09-30
Utilicraft Aerospace Industries, Inc.
filed 2008-11-19
CIK 1334740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   Class                        Outstanding at November 10, 2008
----------------------------------------  --------------------------------------
Common Stock, par value $.0001 per share               181,993,552 shares

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.

                                    FORM 10-Q

                                    CONTENTS
                                                                            Page
PART I -- FINANCIAL INFORMATION
-------------------------------

           Item 1.          Financial Statements                               3

           Item 2.          Management's Discussion and Analysis              15

           Item 3           Quantitative and Qualitative Disclosures
                            About Market Risk                                 17

           Item 4T          Controls and Procedures                           17


PART II -- OTHER INFORMATION
----------------------------

           Item 1.          Legal Proceedings                                 19


           Item 1A.         Risk Factors                                      19


           Item 2.          Unregistered Sales of Equity Securities and
                              Use of Proceeds                                 19


           Item 3.          Defaults Upon Senior Securities                   20


           Item 4.          Submission of Matters to a Vote of
                              Security Holders                                20


           Item 5.          Other Information                                 20


           Item 6.          Exhibits                                          20


           Signatures                                                         20


           Certifications                                               Attached

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

                      Utilicraft Aerospace Industries, Inc.
                                 Balance Sheets
                 As of September 30, 2008 and December 31, 2007


                                                                    September 30, 2008   December 31, 2007
                                                                        (Unaudited)       (Audited)
                                                                       -------------    -------------
                                     Assets
                                     ------

Current assets:
   Cash                                                              $         103    $       1,025
   Accounts Receivable                                                      15,500           11,000
                                                                     -------------    -------------
      Total Current Assets                                                  15,603           12,025

Other Assets - Investment in Common Stock                                    1,000            1,000
                                                                     -------------    -------------

      Total Assets                                                   $      16,603    $      13,025
                                                                     -------------    -------------

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

Current Liabilities:
   Accounts Payable                                                  $     424,170    $     424,170
   Accrued Expenses                                                         32,781           28,281
   Deferred Compensation                                                 2,146,414        2,146,414
   Advances from Stockholders                                                    0          384,500
                                                                     -------------    -------------

      Total Current Liabilities                                          2,603,365        2,983,365
                                                                     -------------    -------------

Stockholders' Equity (Deficit):
   Preferred Stock, $.0001 par value, 25,000,000 shares authorized,
    no shares issued                                                            --               --
   Common Stock, $.0001 par value, 475,000,000 shares authorized,
    180,993,552 and 179,493,552 shares issued and outstanding at
    September 30, 2008 and December 31, 2007, respectively                  18,199           17,949

Additional Paid-in Capital                                               6,332,374        5,799,659

Accumulated Deficit                                                     (8,937,335)      (8,787,948)

                                                                     -------------    -------------
      Total Stockholders' Equity (Deficit)                              (2,586,762)      (2,970,340)

                                                                     -------------    -------------

      Total Liabilities and Stockholders' Equity (Deficit)           $      16,603    $      13,025
                                                                     -------------    -------------


              The accompanying notes are an integral part of these
                         unaudited financial statements.



                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Operations


                                           Three Months   Three Months      Nine Months      Nine Months
                                              Ended          Ended             Ended            Ended
                                          September 30,   September 30,     September 30,    September 30,
                                              2008            2007             2008             2007
                                         -------------    -------------    -------------    -------------

Revenues                                 $          0      $         0     $         0      $          0
                                         -------------    -------------    -------------    -------------

Operating expenses:

   Related party reorganization costs                0                0                0                0
   Compensation and related costs                    0          251,758           43,215          827,021
General and administrative,
     exclusive of compensation costs
     shown separately above                     50,809          102,770          106,172          414,255

   Engineering, research and
     development                                     0           15,547               0            51,420

   Interest expense                                  0            4,148               0            54,185
                                         -------------    -------------    -------------    -------------
     Total operating expenses                   50,809          374,223          149,387        1,346,881
                                         -------------    -------------    -------------    -------------
Loss before provision for income taxes         (50,809)        (374,223)        (149,387)      (1,346,881)

Provision for income taxes                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Net loss                                 $     (50,809)   $    (374,223)   $    (149,387)   $  (1,346,881)
                                         =============    =============    =============    =============


Basic net loss per share based on
   weighted average common shares        $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)
                                         =============    =============    =============    =============


Weighted average number of common
   shares outstanding                      181,471,330      158,661,557      180,215,470      158,661,557
                                         =============    =============    =============    =============


              The accompanying notes are an integral part of these
                         unaudited financial statements.



                      Utilicraft Aerospace Industries, Inc.
                                   (UNAUDITED)
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2008 and 2007


                                                                       Nine Months        Nine Months
                                                                          Ended              Ended
                                                                       September 30,      September 30,
                                                                           2008               2007
                                                                        ---------          ---------
Cash Flows from Operating Activities:

Net loss                                                                $ (149,387)       $(1,346,881)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating
   Activities:
   Depreciation                                                                 0              4,621
   Warrants Issued for Services                                            13,465                  0
   Common Stock Issued for Services                                       135,000            112,500
   Deferred Compensation                                                        0            271,225
   Deferred Rent                                                                0             18,000
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                                     (4,500)                 0
   Accounts Payable and Accrued Expenses                                    4,500            175,351
   Payroll Taxes Payable                                                        0            144,264
   Accrued Interest, Related Party                                              0             14,376
   Accrued Aircraft Rent, Related Party                                         0             22,500
                                                                        ---------          ---------
Net Cash Used in Operating Activities                                        (922)          (584,044)
                                                                        ---------          ---------

Cash Flows from Investing Activities:
   Payments on Performance Flight Test Aircraft                                 0           (563,149)
   Purchase of computers                                                        0           ( 11,271)
                                                                        ---------           ---------

Net Cash Used in Investing Activities                                           0           (574,420)
                                                                        ---------          ---------

Cash Flows from Financing Activities:
   Proceeds from Issuance of Common Stock                                       0          1,010,100
   Advance from note payable                                                    0            142,894
   Advances from shareholders                                                   0             82,500
   Advances from related party                                                  0              5,000
   Repayment of Advances from Shareholders                                      0           (140,372)
                                                                        ---------          ---------
Net Cash Provided by Financing Activities                                       0          1,100,122
                                                                        ---------          ---------

Net Increase in Cash                                                         (922)           (28,342)
Cash at Beginning of Period                                                 1,025             35,800
                                                                        ---------          ---------
Cash at End of Period                                                   $     103          $   7,458
                                                                        ---------          ---------

Supplemental Cash Flow Disclosures:

Interest Paid                                                           $       0          $       0
Warrants Issued for Services                                            $  13,465          $       0
Common Stock Issued for Services                                        $ 135,000          $ 112,500


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  September 30, 2008


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2007, which was filed April 15, 2008.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of approximately $8,937,000. This is largely attributable to the reorganization costs associated with American Utilicraft Corporation ("AMUC") and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the freight feeder aircraft. Although the Company has a working capital deficiency of $2,587,762 at September 30, 2008, approximately $2,103,145 of this deficiency is owed to the principal officers of the Company and will be paid when and if funds are available.

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

There have been no changes in accounting policies used by the Company during the quarter ended September 30, 2008.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS - NOT YET ADOPTED

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

In May,2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60. Based on the Company's industry, the issuance of this guidance should not have a significant impact on the Company's financial statements.

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act. With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

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

June 2006, the FASB issued Interpretation No. 48 ("FIN No 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Uncertainty in Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for us beginning July 1, 2007 and it's implementation did not have a material impact on our financial statements.

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

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of the loans from related party approximate their carrying amounts due to the short maturity of these instruments. At September 30, 2008, the Company did not have any other financial instruments.

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


                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In July  2006,  the FASB  issued  FASB  Interpretation  No. 48,  Accounting  for
Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 was effective for the Company's year-end 2007, and did not have a material impact on our consolidated financial statements.

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


Basic net loss per share has been computed as follows:
                                                            Nine Months       Nine Months
                                                                Ended            Ended
                                                            September 30,    September 30,
                                                                 2008             2007
                                                           -------------    -------------
Net loss                                                   $    (149,387)   $  (1,346,881)
                                                           =============    =============

Weighted average common shares outstanding                   180,215,470      215,857,989
Less - weighted average contingently returnable shares                 0      (56,833,202)
                                                           -------------    -------------
Adjusted weighted average for basic net loss per share
  computation                                                180,215,470      158,661,557
                                                           =============    =============
Basic net loss per share                                   $       (0.00)   $       (0.01)
                                                           =============    =============



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE  4 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Engineering, research and development

The Company incurred no expenses for engineering, research and development for the nine months ended September 30, 2008 as the Company's aircraft development operations were sold in 2007. During the nine months ended September 30, 2007, the Company's expenses of $51,420 for engineering, research and development costs related to new aircraft design were expensed as they were incurred.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts  receivable  consists  of  amount  due  from  Freight  Feeder  Aircraft
Corporation towards the accrued fees to the Company's audit firm for the annual audit and quarterly 10Q reviews. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment an allowance for doubtful accounts was not considered necessary at September 30, 2008.

NOTE 6 - INVESTMENT IN COMMON STOCK

The investment in common stock represents the nominal amount of $1,000 assigned to the 15,250,000 shares of Freight Feeder Aircraft Corporation (Freight Feeder) common stock received by the Company in the asset disposition in 2007. The nominal amount of $1,000 is recorded for the Freight Feeder's common stock as it did not have a market value or determinable positive book value at September 30, 2008.

NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES

The Company's capital structure is not complex. The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $.0001 per share.
The Company is authorized to issue 475,000,000 shares of common stock with a par value of $.0001 per share.

Preferred stock:

No shares of preferred stock have been issued as of September 30, 2008.

Common stock:

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock options, warrants and other rights:

As of September 30, 2008, the Company has not adopted any employee stock option plans.

Valuation of stock issued for services:

In April of 2008, the Company issued 3,252,960 shares of restricted common stock for warrants exercised in previous year.

In June of 2008, the Company issued 1,000,000 shares of restricted common stock for services rendered and valued the shares at $0.05 per share.

In September of 2008, the Company issued 1,000,000 shares of restricted common stock for services rendered and valued the shares at $0.05 per share.



                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES - CONTINUED

Warrants:

In March 2008, the Company's Chief Financial Officer earned, by employment contract terms, the option to purchase 250,000 shares at an exercise price equal to $0.50 per share. The options vested immediately and expire on March 16, 2011.
We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 208.79%
(3) a discount rate of 1.65% and (4) zero dividends. The fair value of these options was estimated to be $13,465 and was included in compensation expenses for the three months ended March 31, 2008.

In 2007, the Company  granted  warrants to purchase  250,000 shares to the Chief
Financial Officer an exercise price equal to $0.50 per share. The options vested immediately and expire on March 16, 2010. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 127% (3) a discount rate of 4.51% and (4) zero dividends. The fair value of these options was estimated to be $56,787 and was included in compensation expenses for the year ended December 31, 2007.

In 2007, the Company granted warrants to purchase a total 510,000 shares to the Vice President - Marketing, a Director and accounting assistant at an exercise price equal to $3.00. The options vested immediately and expire on November 30, 2010. We estimated the fair value of these options using the Black Scholes method with assumptions including: (1) term of 3 years; (2) a computed volatility 170% (3) a discount rate of 3.09% and (4) zero dividends. The fair value of these options was estimated to be $39,404 and was included in general and administrative expenses for the year ended December 31, 2007.

A summary of all the Company's warrants outstanding at September 30, 2008 is presented in the following table.

                                                   AMUC      PacifiCorp     Related
                                               Stockholders     Group        Party        Total
                                                ----------   ----------   ----------   ----------

Warrants outstanding, December 31, 2007         17,287,664         --      1,844,388   19,132,052

 Issued in 2008                                               9,178,205      250,000    9,428,205
                                                ----------   ----------   ----------   ----------

Warrants outstanding, September 30, 2008        17,287,664    9,178,205    2,094,388   28,560,257
                                                ----------   ----------   ----------   ----------

As of September 30, 2008, the Company has outstanding warrants issued to AMUC stockholders that are exercisable to purchase 17,287,664 shares of the Company's common stock at prices ranging from $.10 to $5.00 per share. All such warrants expire in January 2010.

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

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE 7 -  CAPITAL STRUCTURE DISCLOSURES - CONTINUED

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

In January and March 2006, the Company agreed to issue warrants to its President to purchase 897,416 and 186,972, respectively, shares of common stock in lieu of paying interest and for consideration of default risk on the additional loans made to the Company during 2005 and 2006. The warrants are exercisable at $1.00 per share over three years from January 2006 and March 2006.


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

At September 30, 2008 and December 31, 2007, the Company's only deferred tax assets, are offset by a valuation allowance, (there were no deferred tax liabilities) which totaled approximately $2,980,000 and $2,928,000, respectively (using an anticipated effective tax rate of 34%) and was attributable to its net Operating tax loss carryforwards of approximately $7,022,000 incurred since inception. These net operating losses expire from 2024 through 2026.


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

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008

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

NOTE 11  - FINANCIAL CONDITION AND GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. However, since inception the Company has a loss from operations of $8,937,335. This is largely attributable to the reorganization costs and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while raising capital to develop a prototype of the aircraft described above. Although the Company has a working capital deficiency of $2,587,762 at September 30, 2008, $2,146,414 is owed under employment agreements and will be paid when and if funds are available.

                      UTILICRAFT AEROSPACE INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2008


NOTE 11  - FINANCIAL CONDITION AND GOING CONCERN - CONTINUED

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

Overview

We are a company with no product to sell, no revenue stream, significant operating losses and negative cash flow from operations. The Company has incurred net losses from operations of $8,937,335 for the period from inception to September 30, 2008. Our ability to continue as a going concern is subject to continued support of our shareholders and sales of stock, the vagaries of the market for our stock and various other factors. There is no assurance that we can continue as a going concern.

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

Results of Operations

Nine Months and Three  Months  Ended  September  30,  2008  Compared to the Nine
Months And Three Months Ended September 30, 2007.

Net sales. The Company has not had any sales since its inception date of December 9, 2004.

Operating expenses. The Company remains in the development stage its operating expenses consisting of compensation related costs, general and administrative expenses, engineering, research and development for the nine months and three months ended September 30,2008 and 2007 are comparative for each of the periods as indicated in the following summary;

                                         Three           Three
                                         Months          Months     Nine Months    Nine Months
                                         Ended           Ended         Ended          Ended
                                     September 30,   September 30,  September 30,  September 30,
                                         2008             2007          2008           2007
                                       --------       --------       --------       --------
Compensation related  costs            $      0       $251,758       $ 43,215       $827,021


General and Administrative Expenses      50,809        102,770        106,172        414,255


Engineering, Research and Development         0         15,547              0         51,420


Interest Expense                              0          4,148              0         54,185
                                       --------       --------       --------       --------

Total Operating Expenses               $ 50,809       $374,223       $149,387     $1,346,881
                                       ========       ========       ========       ========

The Company's operating expenses in all expense categories for the three months and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 are significantly less because the Company sold its assets and operations to Freight Feeder Aircraft Corporation in December of 2007 as disclosed its annual Form 10-KSB filed on April 15, 2008.

Net Result. As the result of the Company not having any sales for the periods, our net loss for the three and nine months ended September 30, 2008 and 2007, respectively, equaled the total operating expenses for the periods of $(50,809), $(374,223), $(149,387), and $(1,346,881), respectively.


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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10- Q filing as of September 30, 2008.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the quarter ended September 30, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including, insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the quarter ended September 30, 2008,the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management identified a material deficiency as described Disclosure Controls and Procedures assessment.

Based on the material weaknesses noted above, management concludes that the internal controls over financial reporting are not effective for the quarter ended September 30, 2008 as a whole. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting. During the most recently completed fiscal year December 31, 2007, the Company made the following changes
(1) hired a Chief Financial Officer who has SEC reporting experience, (2) instituted use of SEC disclosure checklist for each financial report, and (3) completed the centralizing of its accounting records in its New Mexico offices. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

Other than the matters discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to legal action pending in the Utah Fourth Judicial Court, Utah County, State of Utah. The Company has been served with a summons in a civil case styled Alpine Aviation, Inc. vs. American Utilicraft Corporation, AUC X-Press Holdings, LLC, Utilicraft Aerospace Industries, Inc., John J. Dupont and Darby Boland. The Plaintiff has filed complaint against the defendants to recover amounts Plaintiff claims under a sale and lease agreement with AUC-Xpress Holdings, LLC, a wholly-owned subsidiary of American Utilicraft Corporation, entered into in 2003. Utilicraft Aerospace Industries', Inc. response is that it was not formed until December of 2004 and thus did not have the opportunity to have corporate dealings with the plaintiff. The Company believes that the ultimate disposition will not have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

During the nine months ending September 30, 2008, the Company offered and sold the following securities pursuant to securities transaction exemption from the registration requirements of the Securities Act of 1933, as amended.

In September of 2008, the Company issued 1,000,000 shares of restricted common Stock for services rendered and valued the shares at $0.05 per share.

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

                                           Utilicraft Aerospace Industries, Inc.


Dated: November 19, 2008                   By: /s/ John Dupont
                                           -------------------
                                           John Dupont
                                           Chief Executive Officer



Dated: November 19, 2008                   By: /s/ Randy Moseley
                                           ---------------------
                                           Randy Moseley
                                           Chief Financial Officer