Form 10-K
period 2020-12-31
Utilicraft Aerospace Industries, Inc.
filed 2021-07-26
CIK 1334740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019, and 2020

Commission File Number 333-128758

UTILICRAFT AEROSPACE INDUSTRIES, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	20-1990623
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer) Identification No.)

777 Main Street, Suite 300, Fort Worth, TX	89502
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (214) 418-6940

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large, accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒    No ☐

The aggregate market value of the Company’s Common Stock at December 31, 2020 held by non-affiliates is approximated at $711,353.64, based on the last sale price for a share of Common Stock on that date.

As of July 19, 2021, there were 329,396,652 outstanding shares or the registrant’s Common Stock, $0.0001 par value.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K including our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include the Company’s limited operating history; its limited financial resources; the success of our fundraising efforts; our ability to meet our obligations, continue as a going concern or realize on our assets, if necessary to meet liabilities; international, national and local general economic and market conditions; demographic changes; our ability to achieve, sustain, manage or forecast growth; our failure to correctly anticipate market trends; our ability to successfully make and integrate acquisitions; risks related to new product development and introduction; competition including the activities of competitors and the presence of new or additional competition; the failure to gain and/or loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology and obtain and/or maintain key licensing arrangements, joint ventures and partnerships; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements are based on information available to management on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

PART I

ITEM 1. BUSINESS

Unless otherwise stated, the terms “we,” “us,” “our,” “Holdings,” and the “Company” refer to Utilicraft Aerospace Industries, Inc.., the Company has no subsidiaries.

The company is engaged in electric vehicles (“EV”) business and market sectors. The management intends to focus on single seat and multiple seat private airplanes and aero vehicles. Theses EVs will start as a basic single propeller training vehicles, expanding to a multi propeller passenger and cargo designs similar to current drone designs and technology. Along with a private commercial aspect and business goals. The company intends to build, own and operate its own fleet of self-driven-auto piloted “consumer taxis” an cargo delivery fleet…”

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2019 and 2020. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This is our first period filing since the quarter ended September 30, 2008. Included in this report are the audited financial statements that have not been included in annual report on Form 10-K since the fiscal year ended December 31, 2019.

This annual report should be read together and in connection with the other reports filed by us with the SEC. In the interest of complete and accurate disclosure we have included current information in this annual report for all material events and developments that have taken place since January 1, 2019, through the date of filing of this annual report with the SEC.

Business History

Utilicraft Aerospace Industries, Inc., was chartered with the State of Nevada on December 10, 2004, under Entity Number C33482-2004, Nevada Business ID: NV20041679917.

On January 21, 2010, the Company underwent on certain Subsidiary Acquisition Agreement with United Aircraft Development Partners, Inc (“UADP”) and therefore there was a Change in Control of the Company, all documents related to this paragraph are gathered hereto as Exhibit IV (page 10), however such Acquisition Agreement was terminated on June 15, 2010, by mutual consent of the parties and filed with the SEC as Form 8-K on June 16, 2010

On March 2, 2016 the Company filed to the SEC Form SC 13E3, under which the Company a proposed “going private” transaction implemented by the consolidation of the outstanding Common and Preferred Stock of the Company, among other reasons the Board of Directors believes that the cost associated with being a public reporting company in the US are not justified by the benefits to the Company and its shareholders, notwithstanding the foregoing the Company filed a Form 8-K on June 16, 2017 desisting of the previous filing under From SC 13E3.

However, the Company filed to the State of Nevada on March 1, 2016 the Action by Written Consent of the Shareholders of Utilicraft Aerospace Industries, Inc., in Lieu of Shareholders Meeting Amendment of the Articles of Incorporation executed on February 19, 2016, and such amendment despite of the Company desisted of the transaction accordingly Form 8-K, filed as of June 16, 2017, such amendment was not revoked, therefore it is supposed still enforced, although no FINRA approvement was found, and also the approved 1=2,500 = 129,090 shares of common stock reverse split, it seems was never applied, because the shareholder list remains with the previous shares count.

On February 11, 2021, the current Board Member Mr. Edward Vakser was appointed as President, CEO, Chairman of the Board of Directors, Corporate Secretary and Treasurer, the Company filed the Form 8-K on February 12, 2021.

Current Business Operations

Based on statement from the current Board Member, the Company had no activity since 2012 to nowadays.

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Ability to Continue

Our independent registered public accounting firm's report, dated May 6, 2021, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to our working capital deficit at December 31, 2020. The Company has suffered losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Since inception (December 10, 2004) and through December 31, 2020, the Company has a loss from operations of approximately $3.813,581. The loss is largely attributable to the reorganization costs and the costs of sustaining a corporate infrastructure and the related overhead deemed necessary to support the Company's operations while seeking potential acquisitions. There can be no assurance that management's efforts to adequately capitalize the Company will be successful. In light of the Company's current financial position and the uncertainty of raising sufficient capital to achieve its goals, its viability as a going concern is uncertain.

Risks Relating to Our Business

The Company has a limited operating history for investors to analyze and draw conclusions regarding our potential future performance.

The Company was formed in December of 2004 and revived on June 15, 2015 and, therefore, has a limited history of operations. As a result, prospective investors will have little information to use in which to analyze the prior performance of the Company.

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

We currently have only one director, Edward I. Vasker, which limits the board of directors' ability to assure investors that that decisions are made on a disinterested basis .

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

Risks Relating to Our Current Financing Arrangements

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

ITEM 2. DESCRIPTION OF PROPERTY

Utilicraft Aerospace Industries, Inc. has offices located at 777 Main Street, Suite 300, Fort Worth, TX 75032.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently traded on the Over the Counter Markets under the symbol “OTC:UITA.” Investors can find real-time quotes and market information on the Company on www.otcmarkets.com.

The table below presents the range of high and low closing bid prices as reported by the OTCBB. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTCBB set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Calendar Quarters From December 31, 2018 Through December 31, 2020

	HIGH	LOW

Quarter Ended December 31, 2018	$0.0014	$0.0003
Quarter Ended March 31, 2019	$0.0063	$0.0008
Quarter Ended June 30, 2019	$0.0024	$0.0011
Quarter Ended September 30, 2019	$0.0023	$0.0006
Quarter Ended December 31, 2019	$0.0012	$0.0002
Quarter Ended March 31, 2020	$0.0013	$0.0002
Quarter Ended June 30, 2020	$0.0013	$0.0003
Quarter Ended September 30, 2020	$0.0011	$0.0008
Quarter Ended December 31, 2020	$0.0023	$0.0006

Holders of common equity

As of July 20, 2021, we had approximately 666 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend information

We have not declared or paid a cash dividend to stockholders since our company was organized. Our board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s results of operations, financial condition, contractual restrictions, capital requirements and other factors deemed relevant by the board of directors.

Issuer Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

As a Emerging Growth Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EXECUTIVE LEVEL OVERVIEW

Forward-Looking Information

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, the Company’s plans, earnings, cash flow and expense estimates, strategies and prospects, both business and financial. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,’’ “expect,’’ “anticipate,’’ “should,’’ “plan,’’ “will,’’ “may,’’ “intend,’’ “estimate,’’ “potential,’’ “continue’’ and similar expressions, as they relate to the Company, are intended to identify forward-looking statements.

The Company has based these forward-looking statements largely on its current expectations and projections about future events, financial trends, market opportunities, competition, and the adequacy of the Company’s available cash resources, which the Company believes may affect its financial condition, results of operations, business strategy and financial needs. This Form 10-K also contains forward-looking statements attributed to third parties. All such statements can be affected by inaccurate assumptions, including, without limitation, with respect to risks, uncertainties, new business prospects and the rate of expense increases. In light of these risks, uncertainties and assumptions, the forward-looking statements in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. For these reasons, and because of the uncertainty relating to the current financial conditions in today’s economic environment and the potential change in demand for the Company’s products, you should not consider this information to be a guarantee by the Company or any other person that its objectives and plans will be achieved. When you consider these forward-looking statements, you should keep in mind the “Risk Factors” and other cautionary statements set forth in this Item 7 and elsewhere in this Form 10-K. The Company’s forward-looking statements speak only as of the date made. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes, and keeping in mind this cautionary statement regarding forward-looking information.

Introduction

This Comprehensive Form 10-K includes, in one comprehensive filing, the business and financial information for the Company for the fiscal years ended December 31, 2019 and 2020. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for each of the years ended December 31, 2019 and 2020. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 8 of this Comprehensive Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2019, and 2020

Revenues

The Company had no revenue in the fiscal years ended December 31, 2019, and 2020. Going forward we expect our revenues to be derived from our electric vehicles.

Selling, General, and Administrative Expenses

The Company had no selling, general and administrative expenses in the fiscal years ended December 31, 2019, and 2020.

Interest Expense

The Company had no interest expenses in the fiscal years ended December 31, 2019, and 2020.

Net Losses

We experienced no losses in the fiscal years ended December 31, 2019, and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, this Item is inapplicable to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 8, see index to Financial Statements and Schedules on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has retained Yusufali & Associates as an independent PCAOB auditor. Their review and opinion is attached hereto.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the end of the period covered by this report, we conducted, under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods in the relevant SEC rules and forms. Based on the foregoing, the Chief Executive and Chief Financial Officer concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020. Due to the lack of operations within the Company the failure of the internal controls is not material to the financial reporting.

Management’s Revised Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our revised internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow. Even with this change, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. However, the process of identifying risk areas and implementing financial disclosure controls and internal controls over financial reporting required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources. Additionally, due to the complexity and judgment involved in this process, we cannot guarantee that we will not find or have pointed out to us either by internal or external resources, or by our auditors, additional areas needing improvement or resulting in a future assessment that our controls are or have become ineffective as a result of overlooked or newly created significant deficiencies or unmitigated risks.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

An attestation report of our registered public accounting firm regarding internal control over financial reporting is not required.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Edward I. Vakser	57	Chairman of the Board of Directors, Chief Executive Officer, President, Chief Financial Officer

Set forth below is biographical information with respect to each of the aforementioned individuals.

EDWARD I. VAKSER, CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, PRESIDENT, AND DIRECTOR, AGE 57

Mr. Vakser is an entrepreneur, investor, musician, composer, creative director and new business developer. For the past 30 years, Mr. Vakser owned, developed and managed a portfolio of private and public companies. He graduated a prestigious School for the performing Arts, Arts magnet High School at Booker T. Washington in Dallas Texas. While still in High School, he ran a successful production studio, Northcrest Productions. His career began when in the late 80's while still attending college at North Texas State University for music and business degree, he successfully parlayed his knowledge into developing and growing one of the most successful production and staging companies in the South West, Intelecon Inc.

The experience in business management and technology opened the doors of opportunity to work for and develop media, marketing and production for some of the greatest MLM and Direct sales companies in the world. Intelecon Inc., under Mr.Vakser's leadership and management developed and produced content, media and events for such notable companies as; Mary Kay Cosmetics, Forever Living, Advocare, Beauty Control, Alliance International, Nu Skin, Herbalife, Mannatech Inc., and many others.

The success in the private arena, led Mr.Vakser to take on consulting and managing duties for several public companies. Currently, Mr. Vakser is involved with 10 public companies. His involvement ranges from investor, consultant, management, director and officer duties. Mr. Vakser's goal for the next 36 months, is to develop a portfolio of public companies with 500 million to a Billion in managed assets and revenues.

Board of Directors and Officers

Each director is elected until our next annual meeting of stockholders and until his successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Family Relationships

There are no family relationships between or among any of our directors or executive officers.

Significant Employees

The Company does not presently have any significant employees other than the named officers and directors.

Meeting and Committees of the Board of Directors

During the years ended December 31, 2019 and 2020 our Board of Directors held no meetings and took no actions.

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to and do not have any board committees.

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert, our board would make a determination as to whether such person is independent.

Due to our small size and limited operations to date, we do not presently have a nominating committee, compensation committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to the board of directors, and we do not have a diversity policy.

Board Leadership Structure and Role on Risk Oversight

We have no policy requiring the combination or separation of the Principal Executive Officer and Chairman roles and our governing documents do not mandate a particular structure. Our directors recognize that the leadership structure and the combination or separation of these leadership roles is driven by our needs at any point in time.

Our directors are involved in the general oversight of risks that could affect our business and they will continue to evaluate our leadership structure and modify such structure as appropriate based on our size, resources and operations.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to Utilicraft Aerospace Industries, Inc., 777 Main Street, Suite 300, Fort Worth, TX 89502, Attention: Chief Operating Officer.

Officers and Directors Indemnification

Under our Certificate of Incorporation and Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, the Company must indemnify the officer or director against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, then only by a court order. The indemnification coverage is intended to be to the fullest extent permitted by applicable laws.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to officers or directors under applicable state law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge there are no known delinquencies

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for fiscal 2021, 2020 and 2019 earned by Edward Vakser, the Company’s Chairman and Chief Executive Officer and Richard Kilchesky and Philip Kilchesky the former Company’s Chief Operating Officer and Treasurer and Director (the “Former Executives”).

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Edward I. Vakser,	2021	0	0	0	0
CEO, CFO, President

Richard Kilchesky, CEO CFO, President	2019	0	0	0	0	0
Chief Operating Officer	2020	0	0	0	0	0

Phillip Kilchesky, Treasurer, Director	2019	0	0	0	0	0
	2020	0	0	0	0	0

Mark Miller, Secretary	2019	0	0	0	0	0
	2020	0	0	0	0	0

Employment Agreements

None.

Outstanding Equity Awards

None.

Other Compensation

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. Except as set forth above with respect to cash compensation amounting to 2% of the purchase price in the event of a sale of the Company payable to each of the Named Executives as provided in their Employment Agreements, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Stock Option Plans and Stock Compensation Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Indebtedness of Directors and Officers

None of our directors or senior officers, and no associates or affiliates of any of them, is indebted to us.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee or a committee performing similar functions. We plan to have a compensation committee when we elect additional independent persons to our board of directors.

Compensation Committee Report

Because we do not have a compensation committee or a committee performing similar functions, we do not have a compensation committee report. All compensation matters are determined by our board of directors.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our board will be determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. None of our directors has received any compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the our common stock as of July 20, 2021, by (i) each person known by us to be the beneficial owner of more than five (5) percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of July 20, 2021, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount	Percentage of Class Ownership
John J Dupont – Santa Fe, NM	23,103,736	7.01%
Cliff & Carolyn Saylor – Great Falls, VA	22,100,000	6.71%
Saylor Marketing Profit Sharing Plan – Great Falls, VA	22,550,000	6,85%

Changes in Control

There are no arrangements known to us the operation of which may at a later date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as set forth below, or discussed in the notes to the Consolidated Financial Statements herein, during the fiscal years covered by this filing there have not been any relationships, transactions or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest except for the following:

Share Issuances

None

Convertible Notes

None

Director Independence

Our director may not be considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2019 and 2020 for professional services rendered by Yusufali & Associates (“Accountant”) for the audit of our annual financial statements, and review of financial statements included in our Form 10-Qs, were $8,000 and $2,000, respectively.

Audit Related Fees

There were no fees billed in the fiscal years reported in this Comprehensive 10-K for professional services rendered for audit-related services.

Tax Fees

There were no fees billed in the fiscal years reported in this Comprehensive 10-K for professional services rendered for tax compliance, tax advice, or tax planning.

All Other Fees

There were no other fees billed in the fiscal years reported in this Comprehensive 10-K for products and services other than the services reported above.

Audit Committee’s Pre-Approval Practice

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended June 30, 2017, 2016 and 2015 were approved by our board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTILICRAFT AEROSPACE INDUSTRIES, INC.

Dated: July 26, 2021	By:	/s/ Edward I. Vakser
Edward I. Vakser Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Edward I. Vakser	Chairman of the Board of Directors	July 26, 2021
Edward I. Vakser

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All can be incorporated by reference if previously submitted and not amended.

(3)(i) Articles of Incorporation

(3)(ii) Amendment on Articles of Incorporation

(3)(iii) By-laws

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Utilicraft Aerospace Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Utilicraft Aerospace Industries, Inc. (the “Company”) as of December 31, 2019 (with comparative figures for 2018), and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Utilicraft Aerospace Industries, Inc. as of December 31, 2019 (with comparative figures for 2018), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Short Hills, New Jersey

May 6, 2021

Yusufali & Associates, LLC

PCAOB registration # 3313 We have served as the company’s auditor since 2019

Utilicraft Aerospace Industries, Inc
Condensed Balance Sheets

	December 31, 2019	December 31, 2018
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	$-

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	-	-
Total current liabilities	-	-

Total liabilities	-	-

Shareholders’ equity (deficit)
Series A Convertible Preferred stock: 25,000,000 shares authorized of $0.0001 par value, and 8,000,000 shares issued and outstanding on December 31, 2019, and December 31, 2018, respectively	800	800

Common stock: $0,0001 par value: 475,000,000 shares authorized and 329,396,652 issued and outstanding as of December 31, 2019, and December 31, 2018	32,940	32,940

Additional Paid in Capital	3,779,841	3,779,841
Accumulated deficit	(3,813,581)	(3,813,581)
Total shareholders’ equity (deficit)	-	-

Total liabilities and shareholders’ equity (deficit)	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statement of Operations

For the twelve months ended on December 31
	2019	2018
(Unaudited)

REVENUES	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-
Operating Expenses	-	-
Total operating expense	-	-
Loss from operations	-	-
OTHER INCOME (EXPENSES)

Total other income (expense)	-	-
Income (Loss) from operations	-	-

NET INCOME (LOSS)	$-	$-

Net loss per share applicable to common stockholders - diluted	$-	$-

Weighted average number of common shares outstanding - diluted	329,396,652	329,396,652

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Shareholders' Equity (Deficit)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid in Capital	Other Interest	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2018	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	(0)

Net Income (loss)							-	-
BALANCE, December 31, 2019	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Cash-Flows

For the twelve months ended on December 31
	2019	2018
(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$-	$-
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Depreciation and amortization expense	-	-
Change in operating assets and liabilities:
Accounts receivable	-	-
Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for assets acquisition	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-
Net Cash provided by financing activities	-	-

NET CHANGE IN CASH	-	-
CASH, beginning of period	-	-
CASH, end of period	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$-	$-
Issuance of shares of common stock for conversion of preferred stock	$-	$-
Cancellation of shares	$-	$-
Loans issued to acquire fixed assets	$-	$-
Loan payable paid by related party	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc

Notes to the Condensed Financial Statements

for the period ended on December 31, 2019

NOTE 1: NATURE OF ORGANIZATION

Utilicraft Aerospace Industries, Inc., was chartered with the State of Nevada on December 10, 2004, under Entity Number C33482-2004, Nevada Business ID: NV20041679917.

On January 21, 2010, the Company underwent on certain Subsidiary Acquisition Agreement with United Aircraft Development Partners, Inc (“UADP”) and therefore there was a Change in Control of the Company, all documents related to this paragraph are gathered hereto as Exhibit IV (page 10), however such Acquisition Agreement was terminated on June 15, 2010, by mutual consent of the parties and filed with the SEC as Form 8-K on June 16, 2010

On March 2, 2016 the Company filed to the SEC Form SC 13E3, under which the Company a proposed “going private” transaction implemented by the consolidation of the outstanding Common and Preferred Stock of the Company, among other reasons the Board of Directors believes that the cost associated with being a public reporting company in the US are not justified by the benefits to the Company and its shareholders, notwithstanding the foregoing the Company filed a Form 8-K on June 16, 2017 desisting of the previous filing under From SC 13E3.

However, the Company filed to the State of Nevada on March 1, 2016 the Action by Written Consent of the Shareholders of Utilicraft Aerospace Industries, Inc., in Lieu of Shareholders Meeting Amendment of the Articles of Incorporation executed on February 19, 2016, and such amendment despite of the Company desisted of the transaction accordingly Form 8-K, filed as of June 16, 2017, such amendment was not revoked, therefore it is supposed still enforced, although no FINRA approvement was found, and also the approved 1=2,500 = 129,090 shares of common stock reverse split, it seems was never applied, because the shareholder list remains with the previous shares count.

On February 11, 2021, the current Board Member Mr. Edward Vakser was appointed as President, CEO, Chairman of the Board of Directors, Corporate Secretary and Treasurer, the Company filed the Form 8-K on February 12, 2021.

Based on statement from the current Board Member, the Company had no activity since 2012 to nowadays.

NOTE 2: GOING CONCERN

Based on FASB’s guidance for this topic ASC 205-40 and PCAOB AS 2415, management understands that despite of no liquidity exists, no liabilities exist too. As of December 31, 2019 and December 31, 2018, the Company has accumulated losses of $3,813,581 and $3,813,581 respectively, since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

The extent of the impact of the coronavirus ("COVID‐19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Management's plans include raising capital through the equity markets to fund operations and eventually generate revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying financial statements of Utilicraft Aerospace Industries, Inc., are limited to the Company due to there is no subsidiaries or controlled third companies.

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company as elsewhere stated in this Notes had no activity since the year 2012 to the period ended on December 31, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has no fixed assets, including property, equipment and intangible assets. When available they will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had no cash as December 31, 2019, and December 31, 2018, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has no Account receivables. When available they will be recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company will perform on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customers at such time credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Other Assets

The Company has no other assets as of December 31, 2019, and December 31, 2018, respectively.

Property and Equipment

The Company has no Property and equipment as of December 31, 2019, and December 31, 2018. When available they will be recorded at cost. Expenditures for major additions and betterments are capitalized.

Maintenance and repairs will be charged to operations as incurred. Depreciation of property and equipment will be computed by the straight-line method (after taking into account their respective estimated residual values shown in the table below) over the estimated useful lives of the respective assets. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in statements of operations.

Beneficial Conversion Feature

The Company has neither asset nor liabilities subject to conversion feature. When available the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF will be recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF, and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company has no embedded conversion features. When available the Company will evaluate embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument will be evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Derivative Financial Instruments

The Company has no derivative financial instruments. When available fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company will use the Black-Scholes option-pricing model in assessing the convertible debt instruments, and management will determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities will be adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, will be also valued using the Black Scholes option-pricing model.

Fair Value of Financial Instruments

The Company has not financial instruments, however, when available will adopt the following criteria. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1: Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	quoted prices for similar assets or liabilities in active markets.

•	quoted prices for identical or similar assets or liabilities in markets that are not active.

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financing Activities

The Company had no financing activities for the period ended on December 31, 2019, and 2018.

Accounts Payable

The Company had no accounts payable for the period ended on December 31, 2019, and 2018.

Revenue Recognition

The Company had no revenues for the periods ended on December 31, 2019, and December 31, 2018. When available the Company will adopt the rules as follows.

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.

The adoption of this guidance did not have a material impact on the Company’s statement of operations, cash flows, and balance sheet as of the adoption date or for the period ended December 31, 2019.

For the period in the future the Company will meet the above criteria, thereby allowing for the recognition of revenue for the revenue on such transactions upon receipt.

The Company will periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and fees. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

The Company will recognize revenue on arrangements in accordance with ASC 606 Revenue Recognition. Revenue is recognized in the month the service (mostly hosting) is provided.

Income Taxes

The Company had no activity since 2012 then no taxes accrued. When available the Company will adopt the following procedure, to the period ended on Deferred tax assets and liabilities will be are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management will evaluate tax positions in accordance with ASC 740, Income Taxes. The Company is in the process to file tax returns for the years ended on 2018, 2019 and 2020 as soon as all financial statements are properly filed, therefore all of the Company's tax years since inception remain subject to examination by Federal and State jurisdictions.

Earnings Per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

	Twelve months ended on December 31
	2019	2018
Numerator
Net income (loss) applicable to common shareholders	$0	$0

Denominator
Weighted average common shares outstanding, basic	329,396,652	329,396,652
Weighted average common shares outstanding, diluted	0	0
Net Income per share - Basic	$(0.00)	$(0.00)
Income per shares – Diluted	$(0.00)	$(0.00)

NOTE 4: EQUITY

The Company had no equity transaction for the period ended on December 31, 2019, and December 31, 2018.

NOTE 5: COMMITMENTS AND CONTINGENCIES.

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2019, the Company is not aware of any additional contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS AFTER DECEMBER 31, 2019

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined the subsequent events to report.

On February 10, 2021, the Company filed with the SEC a Form 8-K disclosing Material Impairments, as follows: “…effective February 4th, 2021, Utilicraft Aerospace Industries, Inc. is working on updating the filings and moving towards a U.S. Reporting: SEC Reporting current information status, and OTCBB “Current Status”. We will be submitting the past two form 10k’s and the form 10-Q and believe this will bring the company back to current status. The company has begun the steps to redomicile to Wyoming from Nevada which should be completed in the next two weeks. We are excited to be bringing the company back to a current status and start generating revenues to help increase shareholder value…”

On February 12, 2021, the Company filed with the SEC a Form 8-K, disclosing Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers as follows: “…. Effective February 11th, 2021, A meeting of the Board of Directors was held to accept the resignation of Richard Kilchesky as President, CEO, and Chairman of the Board of Directors. Effective February 11th, 2021, Utilicraft Aerospace Industries, Inc. has appointed Edward Vakser as the new President, CEO, Chairman of the Board of Directors, Corporate Secretary, and Treasurer. Mr. Vakser is excited to get Utilicraft Aerospace Industries, Inc. current, and to start generating revenue and increasing shareholder value. Utilicraft Aerospace Industries looks forward to the future and will update shareholders when the filings are complete, and we achieve OTCBB “current status.” ….”

On March 17, 2021, the Company filed with the SEC a Form 8-K, disclosing Material Impairments as follows: “…. Effective March 16, 2021, Utilicraft Aerospace Industries, Inc. is working on updating the filings and moving towards a U.S. Reporting: SEC Reporting current information status, and OTCBB “Current Status”. The company’s management were in contact with the SEC attorneys to explore various options and pathways that are available for a “fully reporting filer” who is “delinquent” in their filings. The management now has a plan and a resolution as to what steps need to be taken to return the company back to a “SEC fully reporting filer”. The company’s new management and their CEO decided on one of several possible solutions available to a “delinquent filer”. Recently, the SEC with an additional help from the “Jobs Act”, created a “Delinquent filer Program”. This program was design to assist “SEC Filers” who are currently delinquent and may be in jeopardy of losing their registration. The management decided to use this program to get the company back to “SEC Filer Current”. The “Delinquent Filer program “consists of several steps: 1. The company will file a combined report in a Form 10K. This will be a “multiyear combined report titled: “Comprehensive Filing Report Form SUPER 10K and 10Q”. 2. The company will have a newly hired PCAOB CPA firm to perform an audit and upon submission through EDGAR to SEC the company’s attorney will provide an “Attorney opinion letter as to the Current status. 3. Once accepted by the SEC, the company will then continue to file its reports and disclosure obligations on a timely matter. At this point the company will also complete and file all the past 10Q and Q’s, to leave no “missing” filing periods…”

On April 12, 2021, the Company hired Donald R. Keer, P.E. Esq., for preparing Super 10-K form and then getting the Company in compliance on that SEC’s requirement.

On April 12, 2021, the Company hired Yusuf Musaji, CPA., for preparing the Company’s tax returns for the years 2018, 2019 and 2020 and then getting the Company in compliance with the IRS’ rules and requirements.

On April 26, 2021, the Company hired Yusufali & Associates, LLC, Certified Public Accountants & IT Consultants, AICPA, HITRUS, PCAOB, PCIDSS & ISCE Registered for auditing the financial statements of the company for the periods ended on December 31, 2019, and December 31, 2020, all of which is currently under ongoing basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Utilicraft

Aerospace Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Utilicraft Aerospace Industries, Inc. (the “Company”) as of December 31, 2020 (with comparative figures for 2019), and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Utilicraft Aerospace Industries, Inc. as of December 31, 2020 (with comparative figures for 2019), and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations, it has not yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Short Hills, New Jersey

May 6, 2021

Yusufali & Associates, LLC

PCAOB registration # 3313 We have served as the company’s auditor since 2019

Utilicraft Aerospace Industries, Inc
Condensed Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	$-

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	-	-
Total current liabilities	-	-

Total liabilities	-	-

Shareholders’ equity (deficit)
Series A Convertible Preferred stock: 25,000,000 shares authorized of $0.0001 par value, and 8,000,000 shares issued and outstanding on December 31, 2020, and December 31, 2019, respectively	800	800

Common stock: $0,0001 par value: 475,000,000 shares authorized and 329,396,652 issued and outstanding as of December 31, 2020, and December 31, 2019	32,940	32,940

Additional Paid in Capital	3,779,841	3,779,841
Accumulated deficit	(3,813,581)	(3,813,581)
Total shareholders’ equity (deficit)	-	-

Total liabilities and shareholders’ equity (deficit)	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statement of Operations

For the twelve months ended on December 31
	2020	2019

REVENUES	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-
Operating Expenses	-	-
Total operating expense	-	-
Loss from operations	-	-
OTHER INCOME (EXPENSES)

Total other income (expense)	-	-
Income (Loss) from operations	-	-

NET INCOME (LOSS)	$-	$-

Net loss per share applicable to common stockholders - diluted	$-	$-

Weighted average number of common shares outstanding - diluted	329,396,652	329,396,652

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Shareholders' Equity (Deficit)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid in Capital	Other Interest	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2018	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	(0)

Net Income (loss)							-	-
BALANCE, December 31, 2019	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

Net Income (loss)							-	-
BALANCE, December 31, 2020	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Cash-Flows

For the twelve months ended on December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$-	$-
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Depreciation and amortization expense	-	-
Change in operating assets and liabilities:
Account receivables	-	-
Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for assets acquisition	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-
Net Cash provided by financing activities	-	-

NET CHANGE IN CASH	-	-
CASH, beginning of period	-	-
CASH, end of period	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$-	$-
Issuance of shares of common stock for conversion of preferred stock	$-	$-
Cancellation of shares	$-	$-
Loans issued to acquire fixed assets	$-	$-
Loan payable paid by related party	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc

Notes to the Condensed Financial Statements

for the period ended on December 31, 2020

NOTE 1: NATURE OF ORGANIZATION

Utilicraft Aerospace Industries, Inc., was chartered with the State of Nevada on December 10, 2004, under Entity Number C33482-2004, Nevada Business ID: NV20041679917.

On January 21, 2010, the Company underwent on certain Subsidiary Acquisition Agreement with United Aircraft Development Partners, Inc (“UADP”) and therefore there was a Change in Control of the Company, all documents related to this paragraph are gathered hereto as Exhibit IV (page 10), however such Acquisition Agreement was terminated on June 15, 2010, by mutual consent of the parties and filed with the SEC as Form 8-K on June 16, 2010.

On March 2, 2016 the Company filed to the SEC Form SC 13E3, under which the Company a proposed “going private” transaction implemented by the consolidation of the outstanding Common and Preferred Stock of the Company, among other reasons the Board of Directors believes that the cost associated with being a public reporting company in the US are not justified by the benefits to the Company and its shareholders, notwithstanding the foregoing the Company filed a Form 8-K on June 16, 2017 desisting of the previous filing under From SC 13E3.

However, the Company filed to the State of Nevada on March 1, 2016 the Action by Written Consent of the Shareholders of Utilicraft Aerospace Industries, Inc., in Lieu of Shareholders Meeting Amendment of the Articles of Incorporation executed on February 19, 2016, and such amendment despite of the Company desisted of the transaction accordingly Form 8-K, filed as of June 16, 2017, such amendment was not revoked, therefore it is supposed still enforced, although no FINRA approvement was found, and also the approved 1=2,500 = 129,090 shares of common stock reverse split, it seems was never applied, because the shareholder list remains with the previous shares count.

On February 11, 2021, the current Board Member Mr. Edward Vakser was appointed as President, CEO, Chairman of the Board of Directors, Corporate Secretary and Treasurer, the Company filed the Form 8-K on February 12, 2021.

Based on statement from the current Board Member, the Company had no activity since 2012 to nowadays.

NOTE 2: GOING CONCERN

Based on FASB’s guidance for this topic ASC 205-40 and PCAOB AS 2415, management understands that despite of no liquidity exists, no liabilities exist too. As of December 31, 2020 and December 31, 2019, the Company has accumulated losses of $3,813,581 and $3,813,581 respectively, since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

The extent of the impact of the coronavirus (“COVID‐19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions, and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Management’s plans include raising capital through the equity markets to fund operations and eventually generate revenue through its business; however, there can be no assurance that the Company will be successful in such activities. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of Consolidation

The accompanying financial statements of Utilicraft Aerospace Industries, Inc., are limited to the Company due to there is no subsidiaries or controlled third companies.

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company as elsewhere stated in this Notes had no activity since the year 2012 to the period ended on December 31, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has no fixed assets, including property, equipment and intangible assets. When available they will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had no cash as December 31, 2020, and December 31, 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company has no Account receivables. When available they will be recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company will perform on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customers at such time credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Other Assets

The Company has no other assets as of December 31, 2020, and December 31, 2019, respectively.

Property and Equipment

The Company has no Property and equipment as of December 31, 2020, and December 31, 2019. When available they will be recorded at cost. Expenditures for major additions and betterments are capitalized.

Maintenance and repairs will be charged to operations as incurred. Depreciation of property and equipment will be computed by the straight-line method (after taking into account their respective estimated residual values shown in the table below) over the estimated useful lives of the respective assets. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in statements of operations.

Beneficial Conversion Feature

The Company has neither asset nor liabilities subject to conversion feature. When available the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF will be recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF, and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company has no embedded conversion features. When available the Company will evaluate embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument will be evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

Derivative Financial Instruments

The Company has no derivative financial instruments. When available fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company will use the Black-Scholes option-pricing model in assessing the convertible debt instruments, and management will determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities will be adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, will be also valued using the Black Scholes option-pricing model.

Fair Value of Financial Instruments

The Company has not financial instruments, however, when available will adopt the following criteria. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

U.S. generally accepted accounting principles provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1: Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	quoted prices for similar assets or liabilities in active markets.

•	quoted prices for identical or similar assets or liabilities in markets that are not active.

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financing Activities

The Company had no financing activities for the period ended on December 31, 2020, and 2019.

Accounts Payable

The Company had no accounts payable for the period ended on December 31, 2020, and 2019.

Revenue Recognition

The Company had no revenues for the periods ended on December 31, 2020, and December 31, 2019. When available the Company will adopt the rules as follows.

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.

The adoption of this guidance did not have a material impact on the Company’s statement of operations, cash flows, and balance sheet as of the adoption date or for the period ended December 31, 2020.

For the period in the future the Company will meet the above criteria, thereby allowing for the recognition of revenue for the revenue on such transactions upon receipt.

The Company will periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and fees. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

The Company will recognize revenue on arrangements in accordance with ASC 606 Revenue Recognition. Revenue is recognized in the month the service (mostly hosting) is provided.

Income Taxes

The Company had no activity since 2012 then no taxes accrued. When available the Company will adopt the following procedure, to the period ended on Deferred tax assets and liabilities will be are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management will evaluate tax positions in accordance with ASC 740, Income Taxes. The Company is in the process to file tax returns for the years ended in 2018, 2019 and 2020 as soon as all financial statements are properly filed, therefore all of the Company's tax years since inception remain subject to examination by Federal and State jurisdictions.

Earnings Per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

	Twelve months ended on
	December 31
	2020	2019
Numerator
Net income (loss) applicable to common shareholders	$0	$0

Denominator
Weighted average common shares outstanding, basic	329,396,652	329,396,652
Weighted average common shares outstanding, diluted	0	0
Net Income per share - Basic	$0.00)	$(0.00)
Income per shares - Diluted	$(0.00)	$(0.00)

NOTE 4: EQUITY

The Company had no equity transaction for the period ended on December 31, 2020, and December 31, 2019.

NOTE 5: COMMITMENTS AND CONTINGENCIES.

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2020, the Company is not aware of any additional contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS AFTER DECEMBER 31, 2020

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined the subsequent events to report.

On February 10, 2021, the Company filed with the SEC a Form 8-K disclosing Material Impairments, as follows: “…effective February 4th, 2021, Utilicraft Aerospace Industries, Inc. is working on updating the filings and moving towards a U.S. Reporting: SEC Reporting current information status, and OTCBB “Current Status”. We will be submitting the past two form 10k’s and the form 10-Q and believe this will bring the company back to current status. The company has begun the steps to redomicile to Wyoming from Nevada which should be completed in the next two weeks. We are excited to be bringing the company back to a current status and start generating revenues to help increase shareholder value…”

On February 12, 2021, the Company filed with the SEC a Form 8-K, disclosing Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers as follows: “…. Effective February 11th, 2021, A meeting of the Board of Directors was held to accept the resignation of Richard Kilchesky as President, CEO, and Chairman of the Board of Directors. Effective February 11th, 2021, Utilicraft Aerospace Industries, Inc. has appointed Edward Vakser as the new President, CEO, Chairman of the Board of Directors, Corporate Secretary, and Treasurer. Mr. Vakser is excited to get Utilicraft Aerospace Industries, Inc. current, and to start generating revenue and increasing shareholder value. Utilicraft Aerospace Industries looks forward to the future and will update shareholders when the filings are complete, and we achieve OTCBB “current status.” ….”

On March 17, 2021, the Company filed with the SEC a Form 8-K, disclosing Material Impairments as follows: “…. Effective March 16, 2021, Utilicraft Aerospace Industries, Inc. is working on updating the filings and moving towards a U.S. Reporting: SEC Reporting current information status, and OTCBB “Current Status”. The company’s management were in contact with the SEC attorneys to explore various options and pathways that are available for a “fully reporting filer” who is “delinquent” in their filings. The management now has a plan and a resolution as to what steps need to be taken to return the company back to a “SEC fully reporting filer”. The company’s new management and their CEO decided on one of several possible solutions available to a “delinquent filer”. Recently, the SEC with an additional help from the “Jobs Act”, created a “Delinquent filer Program”. This program was design to assist “SEC Filers” who are currently delinquent and may be in jeopardy of losing their registration. The management decided to use this program to get the company back to “SEC Filer Current”. The “Delinquent Filer program “consists of several steps: 1. The company will file a combined report in a Form 10K. This will be a “multiyear combined report titled: “Comprehensive Filing Report Form SUPER 10K and 10Q”. 2. The company will have a newly hired PCAOB CPA firm to perform an audit and upon submission through EDGAR to SEC the company’s attorney will provide an “Attorney opinion letter as to the Current status. 3. Once accepted by the SEC, the company will then continue to file its reports and disclosure obligations on a timely matter. At this point the company will also complete and file all the past 10Q and Q’s, to leave no “missing” filing periods…”

On April 12, 2021, the Company hired Donald R. Keer, P.E. Esq., for preparing Super 10-K form and then getting the Company in compliance on that SEC’s requirement.

On April 12, 2021, the Company hired Yusuf Musaji, CPA., for preparing the Company’s tax returns for the years 2018, 2019 and 2020 and then getting the Company in compliance with the IRS’ rules and requirements.

On April 26, 2021, the Company hired Yusufali & Associates, LLC, Certified Public Accountants & IT Consultants, AICPA, HITRUS, PCAOB, PCIDSS & ISCE Registered for auditing the financial statements of the company for the periods ended on December 31, 2019, and December 31, 2020, all of which is currently under ongoing basis.

