Form 10-Q
period 2021-03-31
Utilicraft Aerospace Industries, Inc.
filed 2021-07-26
CIK 1334740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

OMB APPROVAL
(Mark One)	OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response........ 186.82

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-128758

Utilicraft Aerospace Industries, Inc
(Exact name of registrant as speciﬁed in its charter)

Nevada	20-1990623
(State or other jurisdiction of incorporation or organization).	(I.R.S. Employer Identiﬁcation No.)

401 Ryland Street, Suite 200-A Reno, Nevada	89502
(Address of principal executive offices)	(Zip Code)

(214) 418-6940

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if change since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	UITA	OTC Market

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. ☐ Yes     ☒ No

SEC 1296 (05-19)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court. ☐ Yes      ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares outstanding: 329,396,652 as of date: July 19, 2021

[space intentionally left in blank]

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).

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

Although the forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements are based on information available to management on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following business and financial discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this filing.

As used herein, “UITA,” “we,” “our,” and similar terms include Utilicraft Aerospace Industries, Inc., unless the context indicates otherwise.

This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Utilicraft Aerospace Industries, Inc
Condensed Balance Sheets
As of March 31, 2021, and December 31, 2020

	March 31, 2021	December 31, 2020
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-

Total liabilities	-	-

Shareholders’ equity (deficit)
Series A Convertible Preferred stock: 25,000,000 shares authorized of $0,0001 par value, and 8,000,000 shares issued and outstanding on March 31, 2021, and December 31, 2020, respectively	800	800
Common stock: $0,0001 par value: 475,000,000 shares authorized and 329,396,652 issued and outstanding as of March 31, 2021, and December 31, 2020	32,940	32,940

Additional Paid in Capital	3,779,841	3,779,841
Accumulated deficit	(3,813,581)	(3,813,581)
Total shareholders’ equity (deficit)	-	-
Total liabilities and shareholders’ equity (deficit)	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statement of Operations
For the Three and Twelve Months Ended March 31, 2021, and December 31, 2020

	For the three months ended on March 31 (Unaudited)	For the twelve months ended on December 31
	2021	2020

REVENUES	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-
Operating Expenses		-
Total operating expense	-	-
Loss from operations	-	-
OTHER INCOME (EXPENSES)

Total other income (expense)	-	-
Income (Loss) from operations	-	-

NET INCOME (LOSS)	$-	$-

Net loss per share applicable to common stockholders - diluted	$-	$-

Weighted average number of common shares outstanding - diluted	329,396,652	329,396,652

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Shareholders' Equity (Deficit)
For the Three and Twelve Months Ended on March 31, 2021, and December 31, 2019 and 2020
(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid in Capital	Other Interest	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2019	29,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

Net Income (loss)							-	-
BALANCE, December 31, 2020	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

Net Income (loss)							-	-
BALANCE, March 31, 2021	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$(0)

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc
Condensed Statements of Cash-Flows
For the Three Months Ended March 31, 2021, and the Twelve Months Ended December 31, 2020
(Unaudited)

	For the three months ended on March 31	For the twelve months ended on December 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$-	$-
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Change in operating assets and liabilities:
Account receivables	-	-
Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for assets acquisition	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance	-
Net Cash provided by financing activities	-	-

NET CHANGE IN CASH	-	-
CASH, beginning of period	-	-
CASH, end of period	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$-
Issuance of shares of common stock for conversion of preferred stock	$-	$-
Loans issued to acquire fixed assets	$-	$-
Loan payable paid by related party	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to the condensed financial statements.

Utilicraft Aerospace Industries, Inc

Notes to the Condensed Financial Statements

for the period ended on March 31, 2021

(Unaudited)

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

NOTE 2: GOING CONCERN

Based on FASB’s guidance for this topic ASC 205-40 and PCAOB AS 2415, management understands that despite of no liquidity exists, no liabilities exist too. As of March 31, 2021, and December 31, 2020, the Company has accumulated losses of $3,813,581 and $3,813,581 respectively since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company as elsewhere stated in this Notes had no activity since the year 2012 to the period ended on March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had no cash as March 31, 2021, and December 31, 2020, respectively.

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

Other Assets

The Company has no other assets as of March 31, 2021, and December 31, 2020, respectively.

Property and Equipment

The Company has no Property and equipment as of March 31, 2021, and December 31, 2020. When available they will be recorded at cost. Expenditures for major additions and betterments are capitalized.

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

Financing Activities

The Company had no financing activities for the period ended on March 31, 2021, and December 31, 2020.

Accounts Payable

The Company had no accounts payable for the period ended on March 31, 2021, and December 31, 2020.

Revenue Recognition

The Company had no revenues for the periods ended on March 31, 2021, and December 31, 2020. When available the Company will adopt the rules as follows.

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

The adoption of this guidance did not have a material impact on the Company’s statement of operations, cash flows, and balance sheet as of the adoption date or for the period ended March 31, 2021.

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

	Three months ended on	Twelve months ended on
	March 31	December 31
	2021	2020
Numerator
Net income (loss) applicable to common shareholders	$0	$0

Denominator
Weighted average common shares outstanding, basic	329,396,652	329,396,652
Weighted average common shares outstanding, diluted	0	0
Net Income per share - Basic	$(0.00)	$(0.00)
Income per shares - Diluted	$(0.00)	$(0.00)

NOTE 4: EQUITY

The Company had no equity transaction for the period ended on March 31, 2021, and December 31, 2020.

NOTE 5: COMMITMENTS AND CONTINGENCIES.

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2021, the Company is not aware of any additional contingent liabilities that should be reflected in the accompanying consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS AFTER MARCH 31, 2021

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

[space intentionally left in blank]

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As stated elsewhere in this report the company has no activity since 2012, and current management due to the pandemic situation was unable to start developing the Company business plan, and that actors that could cause subsequent delays in the Company goals and objectives.

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Super 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

The company has no activity since 2012.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete its plans may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business plan in a timely manner. The Company’s ability to consummate an initial business plan may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UTILICRAFT AEROSPACE INDUSTRIES, INC

Date: July 26, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Executive Officer

Date: July 26, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Financial Officer

