Form 10-Q
period 2021-06-30
Utilicraft Aerospace Industries, Inc.
filed 2021-09-01
CIK 1334740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

OMB APPROVAL
(Mark One)	OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response ........ 186.82

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Total shares outstanding: 378,396,652 as of date: August 24, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Utilicraft Aerospace Industries, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$6,769	$0
Accounts Receivable	-
Inventory	6,364
Other Assets	-	-
Total current assets	13,133	-
PROPERTY & EQUIPMENT, NET	-	-

Other Assets
Total Other Assets	-	-
Total assets	$13,133	$-

LIABILITES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Loans Payable	12,500	-
Taxes Payable	-	-
Financial Loans Payable	-	-
Total current liabilities	12,500	-

Long Term Liabilities
Total Long-Term Liabilities	-	-
Total liabilities	12,500	-

Commitments and Contingencies
Shareholders Loans	2,855	-
Preferred Stock
Series A convertible preferred stock: 25,000,000 shares authorized of $0.0001 par value, and 8,000,000 shares issued and outstanding on June 30, 2021, and December 31, 2020, respectively	800	800

Shareholders’ equity (deficit)
Common Stock: Common stock: $0.0001 par value: 475,000,000 shares authorized and 374,396,652 and 329,396,652 issued and outstanding as of June 30, 2021, and December 31, 2020	37,440	32,940

Additional Paid-in-Capital	3,804,341	3,779,841
Retained Earnings (loss)	(3,844,803)	(3,813,581)
Total shareholders’ equity (deficit)	633
Total liabilities and shareholders’ equity (deficit)	$13,133	$-

[space intentionally left in blank]

Utilicraft Aerospace Industries, Inc.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
General and Administrative expenses	30,723	-	30,723	-
Board Members Fees	500	-	500	-
Depreciation Expenses	-	-	-	-
Total operating expense	31,223	-	31,223	-
Profit (Loss) from operations	(31,223)	-	(31,223)	-
OTHER INCOME (EXPENSES)
Interest Expense and amortization of debt discount	-	-	-	-
	-	-	-	-
Assets write-off	-	-	-	-
Debt wrtie-off	-	-	-	-
Statutory Limitations	-	-	-	-
Interest Income	-	-	-	-
Other Operational Income	-	-	-	-
Total other income (expense)	-	-	-	-
Income (Loss) from continuing operations	(31,223)	-	(31,223)	-

NET INCOME (LOSS)	(31,223)	-	(31,223)	-

Net income (loss) per share applicable to common stockholders - basic	$(0.00)	$-	$(0.00)	$-

Net income (loss) per share applicable to common stockholders - diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding - basic	338,896,652	329,396,652	338,896,652	329,396,652

Weighted average number of common shares outstanding - diluted	338,896,652	329,396,652	338,896,652	329,396,652

Utilicraft Aerospace Industries, Inc.
Condensed Statements of Shareholders’ Equity (Deficit)
For the Twelve Months Ended on December 31 and December 2019 and 2020 (Audited) and the Three and Six Months ended on March 31 and June 30, 2021 respectively (Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid in Capital	Commitments & Contingencies	Accumulated Deficit	Total Shareholders’ Deficit

BALANCE, December 31, 2019	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-

Net Income (loss)							-	-
BALANCE, December 31, 2020	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-

Shareholders Loans								-
Net Income (loss)								-
BALANCE, March 31, 2021	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-

Shares Issued	45,000,000	4,500			24,500			29,000
Shareholders Loans						2,855		2,855
Net Income (loss)							(31,223)	(31,223)
BALANCE, June 30, 2021	374,396,652	$37,440	8,000,000	$800	$3,804,341	$2,855	$(3,844,803)	$633

Utilicraft Aerospace Industries, Inc.
Condensed Statements of Cash-Flows
(Unaudited)
	For the six months ended on June 30
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(31,223)	-
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Equity Changes	-	-
Depreciation and amortization expense	-	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Deferred revenue	-	-
Inventory	(6,364)	-
	-	-
Net cash provided by operating activities	(37,586)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for assets acquisition	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	-
Financial Loans Payable	12,500	-
Commitment & Contingencies	2,855	-
Proceeds from common stock issuance	29,000	-
Proceeds from Loans	-	-
Proceeds from notes payable	-	-
Net Cash provided by financing activities	44,355	-

NET CHANGE IN CASH	6,769	-
CASH, beginning of period	-	-
CASH, end of period	$6,769	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$-	$-
Issuance of shares of common stock for conversion of preferred stock	$-	$-
Cancellation of shares	$-	$-
Loans issued to acquire fixed assets	$-	$-
Loan payable paid by related party	$-	$-
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

[space intentionally left in blank]

Utilicraft Aerospace Industries, Inc

Notes to de Condensed Financial Statements

for the period ended on June 30, 2021

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

NOTE 2: GOING CONCERN

Based on FASB’s guidance for this topic ASC 205-40 and PCAOB AS 2415, management understands that despite of no liquidity exists, no liabilities exist too. As of June 30, 2021, and December 31, 2020, the Company has accumulated losses of $3,844,803 and $3,813,581 respectively since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company as elsewhere stated in this Notes had no activity since the year 2012 to the period ended on June 30, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.

Carrying Value, Recoverability, and Impairment of Long-Lived Assets

The Company has no fixed assets, including property, equipment, and intangible assets. When available they will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash of $6,769 and $0 as June 30, 2021, and December 31, 2020, respectively.

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

Other Assets

The Company has no other assets as of June 30, 2021, and December 31, 2020, respectively.

Inventory

The Company has inventory of $6,364 and $ 0 as of June 30, 2021, and December 31, 2020, respectively. The inventory was recorded as cost and is composed of different materials used for pilot equipment.

Property and Equipment

The Company has no Property and equipment as of June 30, 2021, and December 31, 2020. When available they will be recorded at cost. Expenditures for major additions and betterments are capitalized.

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

Beneficial Conversion Feature

The Company has neither asset nor liabilities subject to conversion feature. When available the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF will be recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF, and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company has no embedded conversion features. When available the Company will evaluate embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument will be evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

●	quoted prices for similar assets or liabilities in active markets.

●	quoted prices for identical or similar assets or liabilities in markets that are not active.

●	inputs other than quoted prices that are observable for the asset or liability; and

●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are unobservable and reflect management’s own assumptions about the inputs market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Financing Activities

The Company had no financing activities for the period ended on June 30, 2021, and December 31, 2020.

Accounts Payable

The Company had no accounts payable for the period ended on June 30, 2021, and December 31, 2020.

Loans Payable

The company received $12,500 from Linz Management, Inc., at the time of closing these financials, no arrangements were made between the Company and the lender, no interest and no due date have been established

Revenue Recognition

The Company had no revenues for the periods ended on June 30, 2021, and December 31, 2020. When available the Company will adopt the rules as follows.

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

The adoption of this guidance did not have a material impact on the Company’s statement of operations, cash flows, and balance sheet as of the adoption date or for the period ended June 30, 2021.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company’s federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

Management will evaluate tax positions in accordance with ASC 740, Income Taxes. The Company is in the process to file tax returns for the years ended in 2018, 2019 and 2020 as soon as all financial statements are properly filed, therefore all of the Company’s tax years since inception remain subject to examination by Federal and State jurisdictions.

Earnings Per Share

Basic net income per common share (“Basic EPS’’) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS’’) reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

	Six Months ended on June 30
	2021	2020
Numerator
Net income (loss) applicable to common shareholders	(31,223)	-

Denominator
Weighted average common shares outstanding, basic	338,896,652	329,396,652
Convertible preferred stock
Convertible promissory notes
Weighted average common shares outstanding, diluted	338,896,652	329,396,652
Net Income per share - Basic	$(0.00)	$-
Income per shares - Diluted	$(0.00)	$-

NOTE 4: EQUITY

Transactions for the six months ended June 30, 2021

On May 23, 2021, the Company issued 10,000,000 shares of common stock certificate 3140 (Rule 144) at par value of $0.0001 to Edward I Vakser, as reimbursement of $1,000 made since change of control.

On May 23, 2021, the Company issued 2,000,000 shares of common stock certificate 3141 (Rule 144) at par value of $0.0001 at $0.005 per share to Robert Clark, as reimbursement of $200 made since change of control.

On May 23, 2021, the Company issued 10,000,000 shares of common stock certificate 3142 (Rule 144) at par value of $0.0001 to Legacy Art Group, LLC, a company controlled by Mr. Edward Vakser, as reimbursement of $ 1,000 made since change of control.

On May 23, 2021, the Company issued 10,000,000 shares of common stock certificate 3143 (Rule 144) at par value of $0.0001 to Edward I Vakser, as reimbursement of $ 1,000 made since change of control.

On May 23, 2021, the Company issued 10,000,000 shares of common stock certificate 3144 (Rule 144) at par value of $0.0001 to NRG Inc., a company controlled by Mr. Edward I Vakser, as reimbursement of $ 1,000 made since change of control.

On May 23, 2021, the Company issued 1,000,000 shares of common stock certificate 3145 (Rule 144) at par value of $0.0001 at $ 0.005 per share to Earl Frederickson, as reimbursement of $ 100 made since change of control.

On May 23, 2021, the Company issued 1,000,000 shares of common stock certificate 3146 (Rule 144) at par value of $0.0001 at $ 0.005 per share to Stephen Hoffarth, as reimbursement of $ 100 made since change of control.

On May 23, 2021, the Company issued 1,000,000 shares of common stock certificate 3147 (Rule 144) at par value of $0.0001 at $ 0.005 per share to SAVM, Inc, as reimbursement of $ 100 made since change of control.

NOTE 5: COMMITMENTS AND CONTINGENCIES.

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021, the Company is not aware of any additional contingent liabilities that should be reflected in the accompanying consolidated financial statements.

The company recorded $2,855 as Shareholder Loans under Commitments and Contingencies, due to is expected that such amount will be lately converted in shares of the Company’s common stock, accordingly to Management.

NOTE 6: SUBSEQUENT EVENTS AFTER JUNE 30, 2021

The Company has evaluated subsequent events that occurred through the date these financial statements were issued and has determined that no subsequent events have happened.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UTILICRAFT AEROSPACE INDUSTRIES, INC

Date: September 1, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Executive Officer

Date: September 1, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Financial Officer

