Form 10-Q
period 2021-09-30
Utilicraft Aerospace Industries, Inc.
filed 2021-11-22
CIK 1334740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response........ 186.82

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-128758

Utilicraft Aerospace Industries, Inc
((Exact name of registrant as speciﬁed in its charter)

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

Total shares outstanding: 378,396,652 as of date: November 22, 2021

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Utilicraft Aerospace Industries, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,639
Accounts Receivable	-
Inventory	17,313
Other Assets	20,000
Total current assets	41,952	-
PROPERTY & EQUIPMENT, NET (net of $485 accumulated depreciation)	14,962

Other Assets
Total Other Assets	-	-
Total assets	$56,914	$-

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Loans Payable	62,500
Taxes Payable	-
Financial Loans Payable	-
Total current liabilities	62,500	-

Long Term Liabilities
Total Long Term Liabilities	-	-
Total liabilities	62,500	-

Commitments and Contingencies
Shareholders Loans	2,855	-
Preferred Stock
Series A convertible preferred stock: 25,000,000 shares authorized of $0,0001 par value, and 8,000,000 shares issued and outstanding on September 30, 2021, and December 31, 2020, respectively	800	800

Shareholders’ equity (deficit)
Common Stock: Common stock: $0,0001 par value: 475,000,000 shares authorized and 378,396,652 and 329,396,652 issued and outstanding as of September 30, 2021, and December 31, 2020	37,840	32,940

Additional Paid-in-Capital	3,823,941	3,779,841
Retained Earnings (loss)	(3,871,022)	(3,813,581)
Total shareholders’ equity (deficit)	(5,586)
Total liabilities and shareholders’ equity (deficit)	$56,914	$-

[space intentionally left in blank]

Utilicraft Aerospace Industries, Inc.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
General and Administrative expenses	15,889	-	46,612	-
Board Members Fees	9,845	-	10,345	-
Depreciation Expenses	485	-	485	-
Total operating expense	26,219	-	57,441	-
Profit (Loss) from operations	(26,219)	-	(57,441)	-
OTHER INCOME (EXPENSES)
Interest Expense and amortization of debt discount	-	-	-	-
	-	-	-	-
Assets write-off	-	-	-	-
Debt wrtie-off	-	-	-	-
Statutory Limitations	-	-	-	-
Interest Income	-	-	-	-
Other Operational Income	-	-	-	-
Total other income (expense)	-	-	-	-
Income (Loss) from continuing operations	(26,219)	-	(57,441)	-
NET INCOME (LOSS)	(26,219)	-	(57,441)	-

Net income (loss) per share applicable to common stockholders - basic	$(0.00)	$-	$(0.00)	$-

Net income (loss) per share applicable to common stockholders - diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding - basic	350,904,005	329,396,652	350,904,005	329,396,652

Weighted average number of common shares outstanding - diluted	350,904,005	329,396,652	350,904,005	329,396,652

Utilicraft Aerospace Industries, Inc.
Condensed Statements of Shareholders' Equity (Deficit)
For the Twelve Months Ended on December 31 and December 2019 and 2020 and the Three and Nine Months ended on March 31, June 30, 2021 and September 30, 2021respectively
(Unaudited)

	Common Shares	Common Stock	Preferred Shares	Preferred Stock	Additional Paid in Capital	Commitments & Contingencies	Accumulated Deficit	Total Shareholders' Deficit

BALANCE, December 31, 2019	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-
Net Income (loss)							-	-
BALANCE, December 31, 2020	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-
Shareholders Loans								-
Net Income (loss)								-
BALANCE, March 31, 2021	329,396,652	$32,940	8,000,000	$800	$3,779,841	$-	$(3,813,581)	$-
Shares Issued	45,000,000	4,500			24,500			29,000
Shareholders Loans						2,855		2,855
Net Income (loss)							(31,223)	(31,223)
BALANCE, June 30, 2021	374,396,652	$37,440	8,000,000	$800	$3,804,341	$2,855	$(3,844,804)	$632
Shares Issued	4,000,000	400			19,600			20,000
Shareholders Loans								-
Net Income (loss)							(26,219)	(26,219)
BALANCE, September 30, 2021	378,396,652	$37,840	8,000,000	$800	$3,823,941	$2,855	$(3,871,022)	$(5,586)

Utilicraft Aerospace Industries, Inc.
Condensed Statements of Cash-Flows
(Unaudited)
For the Nine Months ended on
September 30
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(57,441)	-
Adjustment to reconcile net income (loss) to net cash provided operating activities:
Equity Changes	-	-
Depreciation and amortization expense	-	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Accounts receivable	-	-
Accrued interest	-	-
Accrued interest related party	-	-
Assets write off	-	-
Credit Card Payables	-	-
Deferred revenue	-	-
Inventory	(17,313)	-
Notes Payable	-	-
Notes Receivable	-	-
Other assets write off	-	-
Other current assets	(20,000)	-
Payroll payable	-	-
Security Deposits	-	-
Tax Payable	-	-
Shares	-	-
	-	-
Net cash provided by operating activities	(94,754)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for assets acquisition	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	-	-
Financial Loans Payable	62,500	-
Commitment & Contingencies	2,855	-
Proceeds from common stock issuance	49,000	-
Proceeds from Loans	-	-
Proceeds from notes payable	-	-
Net Cash provided by financing activities	114,355	-

NET CHANGE IN CASH	4,639	-
CASH, beginning of period	-	-
CASH, end of period	$4,639	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares of common stock for convertible debt	$-	$-
Issuance of shares of common stock for conversion of preferred stock	$-	$-
Cancellation of shares	$-	$-
Loans issued to acquire fixed assets	$-	$-
Loan payable paid by related party	$-	$-
-
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

[space intentionally left in blank]

Utilicraft Aerospace Industries, Inc

Notes to de Condensed Financial Statements

for the period ended on September 30, 2021

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

NOTE 2: GOING CONCERN

Based on FASB’s guidance for this topic ASC 205-40 and PCAOB AS 2415, management understands that despite of no liquidity exists, no liabilities exist too. As of September 30, 2021, and December 31, 2020, the Company has accumulated losses of $3,871,022 and $3,813,581 respectively since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The Company as elsewhere stated in this Notes had no activity since the year 2012 to the period ended on September 30, 2021.

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

Cash and Cash Equivalents

The Company considers all investments with a maturity date of three months or less when purchased to be cash equivalents. The Company had cash of $4,639 and $0 as September 30, 2021, and December 31, 2020, respectively.

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

Other Assets

The Company has no other assets as of September 30, 2021, and December 31, 2020, respectively.

Inventory

The Company has inventory of $17,313 and $ 0 as of September 30, 2021, and December 31, 2020, respectively. The inventory was recorded as cost and is composed of different materials used for pilot equipment.

Property and Equipment

The Company has $14,962 (net of depreciation $485) and $0 Property and equipment as of September 30, 2021, and December 31, 2020.

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

ASSET	PURCHASE PRICE	PURCHASE DATE	LIFE (years)	METHOD	EXPENSES AS OF	ACCUMULATED DEPRECIATION AS OF	NET VALUE AS OF
					September 30, 2021	September 30, 2021	September 30, 2021
Furniture and equipment	1,947.42	07/23/21	5	SL	74	74	1,874
Furniture and equipment	4,900.00	08/06/21	5	SL	148	148	4,752
Vehicles	8,600.00	08/05/21	5	SL	264	264	8,336
TOTAL	$15,447.42				$485	$485	$14,962

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

Financing Activities

The Company had $114,355 and $0, provided by financing activities for the period ended on September 30, 2021, and December 31, 2020.

Accounts Payable

The Company had no accounts payable for the period ended on September 30, 2021, and December 31, 2020.

Loans Payable

The company received for the period ended on September 30, 2021, $37,500 from Linz Management, Inc., and $ 25,000 from Clear Creek Consulting Group, Inc., at the time of closing these financials, no arrangements were made between the Company and the lender, no interest and no due date have been established

Revenue Recognition

The Company had no revenues for the periods ended on September 30, 2021, and December 31, 2020. When available the Company will adopt the rules as follows.

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

The adoption of this guidance did not have a material impact on the Company’s statement of operations, cash flows, and balance sheet as of the adoption date or for the period ended September 30, 2021.

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

NOTE 4: EQUITY

Transactions for the nine months ended September 30, 2021

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

On July 6, 2021, the Company issued 2,000,000 shares of common stock certificate 631-295 (Rule 144) par value of $0.0001 at $0.005 per share to Richard Abe.

On July 6, 2021, the Company issued 2,000,000 shares of common stock certificate 631-296 (Rule 144) para value of $0.0001 at $0.005 per share to Kevin Patel.

NOTE 5: COMMITMENTS AND CONTINGENCIES.

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2021, the Company is not aware of any additional contingent liabilities that should be reflected in the accompanying consolidated financial statements.

The company recorded $ 2,855 as Shareholder Loans under Commitments and Contingencies, due to is expected that such amount will be lately converted in shares of the Company’s common stock, accordingly to Management.

NOTE 6: SUBSEQUENT EVENTS AFTER SEPTEMBER 30, 2021

The Company has evaluated subsequent events that occurred through the date these financial statements were issued and has determined that no subsequent events have happened.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UTILICRAFT AEROSPACE INDUSTRIES, INC

Date: November 22, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Executive Officer

Date: November 22, 2021	By:	/s/ Edward Vakser
	Name:	Edward Vakser
	Title:	Chief Financial Officer

