Form 10-Q/A
period 2021-09-30
Utilicraft Aerospace Industries, Inc.
filed 2021-11-23
CIK 1334740

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

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Utilicraft Aerospace Industries, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,639
Accounts Receivable	-
Inventory	17,313
Other Assets	20,000
Total current assets	41,952	-
PROPERTY & EQUIPMENT, NET (net of $485 accumulated depreciation)	14,962

Other Assets
Total Other Assets	-	-
Total assets	$56,914	$-

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Loans Payable	62,500
Taxes Payable	-
Financial Loans Payable	-
Total current liabilities	62,500	-

Long Term Liabilities
Total Long Term Liabilities	-	-
Total liabilities	62,500	-

Commitments and Contingencies
Shareholders Loans	2,855	-
Preferred Stock
Series A convertible preferred stock: 25,000,000 shares authorized of $0.0001 par value, and 8,000,000 shares issued and outstanding on September 30, 2021, and December 31, 2020, respectively	800	800

Shareholders’ equity (deficit)
Common Stock: Common stock: $0.0001 par value: 475,000,000 shares authorized and 378,396,652 and 329,396,652 issued and outstanding as of September 30, 2021, and December 31, 2020	37,840	32,940

Additional Paid-in-Capital	3,823,941	3,779,841
Retained Earnings (loss)	(3,871,022)	(3,813,581)
Total shareholders’ equity (deficit)	(5,586)
Total liabilities and shareholders’ equity (deficit)	$56,914	$-

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

Loans Payable

The company received for the period ended on September 30, 2021, $37,500 from Linz Management, Inc., and $25,000 from Clear Creek Consulting Group, Inc., at the time of closing these financials, no arrangements were made between the Company and the lender, no interest and no due date have been established

Revenue Recognition

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

On May 23, 2021, the Company issued 1,000,000 shares of common stock certificate 3146 (Rule 144) at par value of $0.0001 at $0.005 per share to Stephen Hoffarth, as reimbursement of $ 100 made since change of control.

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

